Form 10-Q
period 2000-09-30
SHREVEPORT CAPITAL CORP; HOLLYWOOD CASINO SHREVEPORT; HWCC LOUISIANA INC
filed 2000-11-09
CIK 1096353, 1096352, 1096354

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________to _________________________

Commission file number       333-88679
                       ---------------------


                          HOLLYWOOD CASINO SHREVEPORT
                        SHREVEPORT CAPITAL CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

               Louisiana                                      72-1225563
               Louisiana                                      75-2830167
----------------------------------------------       ---------------------------
     (States or other jurisdictions of                     (I.R.S. Employer
     incorporation or organization)                       Identification No.'s)

     Two Galleria Tower, Suite 2200
         13455 Noel Road, LB 48
            Dallas, Texas                                       75240
----------------------------------------------       ---------------------------
  (Address of principal executive offices)                    (Zip Code)


(Registrants' telephone number, including area code)       (972) 392-7777
                                                     ---------------------------

                               (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       Yes   X      No
                                                           -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Registrant                        Class              Outstanding at November 9, 2000
--------------------------------  ----------------------------  -------------------------------
Hollywood Casino Shreveport                   None                            None
Shreveport Capital Corporation    Common Stock, $.01 par value            1,000 Shares

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY


Part I:  Financial Information

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Hollywood Casino Shreveport ("HCS") is currently a development stage general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC - Louisiana, Inc. ("HCL"), a Louisiana corporation wholly owned by Hollywood Casino Corporation ("HCC"); Sodak Louisiana, L.L.C. ("Sodak"), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture ("QNOV"), the partnership was 50%-owned by Hilton New Orleans Corporation ("Hilton") and 50%-owned by New Orleans Paddlewheels, Inc. ("NOP"). Hilton and NOP are collectively referred to herein as the "former partners." QNOV's operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

     During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the "LGCB"). Accordingly, the transfer of the license to operate in Shreveport was structured as the acquisition of the interests of the former partners in QNOV.

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The accompanying financial statements reflect the operations and cash flows of HCS for the period from September 22, 1998 through September 30, 2000 as a development stage entity. HCS currently has no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,436 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Paddlewheels was to have a residual interest after the commencement of operations and in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

     Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS.

     Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes, as defined below, and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

     The total estimated cost of the Shreveport Casino is $230,000,000. Equity contributions from HCL and Paddlewheels provided $50,000,000 of the funds necessary. During August 1999, HCS successfully completed the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") due 2006; $30,000,000 of furniture, fixture and equipment financing provides the remaining funding for the project. The Shreveport Casino is currently scheduled to open in December 2000.

     The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of September 30, 2000, the results of their operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999 and, with respect to HCS, their results of operations and cash flows for the period from September 22, 1998 through September 30, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital's Registration Statement on Form S-4.

INDEPENDENT ACCOUNTANTS' REPORT


To Hollywood Casino Shreveport:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Shreveport and subsidiary as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and for the period from September 22, 1998 through September 30, 2000 and their cash flows for the nine month periods ended September 30, 2000 and 1999 and for the period from September 22, 1998 through September 30, 2000. These financial statements are the responsibility of the Partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hollywood Casino Shreveport and subsidiary as of December 31, 1999, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended and for the period from September 22, 1998 through December 31, 1999 (not presented herein); and in our report dated May 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
October 27, 2000

                   HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                       September 30,
                                                           2000              December 31,
                                                        (Unaudited)             1999
                                                      -------------          ------------
Assets
Current Assets:
 Cash and cash equivalents                            $   7,397,000          $  19,014,000
 Interest receivable                                        289,000              1,432,000
 Prepaid expenses and other current assets                  791,000                620,000
                                                      -------------          -------------
    Total current assets                                  8,477,000             21,066,000
                                                      -------------          -------------

Property and Equipment:
 Furniture and equipment                                    174,000                 23,000
 Construction in progress                               152,536,000             36,155,000
                                                      -------------          -------------
                                                        152,710,000             36,178,000
 Less - accumulated depreciation                            (18,000)                (2,000)
                                                      -------------          -------------
                                                        152,692,000             36,176,000
                                                      -------------          -------------

Cash restricted for construction project                 60,228,000            147,310,000
                                                      -------------          -------------

Deferred financing costs, net                             6,202,000              4,928,000
                                                      -------------          -------------

                                                      $ 227,599,000          $ 209,480,000
                                                      =============          =============
Liabilities and Partners' Capital
Current Liabilities:
 Current maturities of long-term debt
     and capital lease obligations                    $   6,657,000          $     400,000
 Accounts payable                                        19,871,000             11,648,000
 Interest payable                                         3,262,000              7,637,000
 Other accrued liabilities                                  210,000                 35,000
 Due to affiliates                                          762,000                230,000
                                                      -------------          -------------
    Total current liabilities                            30,762,000             19,950,000
                                                      -------------          -------------

Long-Term Debt                                          150,028,000            151,359,000
                                                      -------------          -------------

Capital Lease Obligations                                14,269,000                   -
                                                      -------------          -------------

Commitments and Contingencies (Note 6)

Partners' Capital:
  Partners' capital contributions                        49,711,000             47,501,000
  Accumulated deficit during the development stage      (12,171,000)            (4,330,000)
  Accumulated deficit at date of change in partners      (5,000,000)            (5,000,000)
                                                      -------------          -------------
    Total partners' capital                              32,540,000             38,171,000
                                                      -------------          -------------

                                                      $ 227,599,000          $ 209,480,000
                                                      =============          =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (Unaudited)

                                                        Period from
                                                       September 22,
                                                       1998 through              Three Months Ended         Nine Months Ended
                                                       September 30,               September 30,              September 30,
                                                                            ------------------------------------------------------
                                                           2000                 2000          1999          2000          1999
                                                       -------------        ------------  ------------  ------------  ------------
Expenses:
  Development costs                                    $    (240,000)       $        -    $    (74,000) $        -    $   (150,000)
  Preopening expenses                                     (5,403,000)         (3,154,000)     (236,000)   (4,562,000)     (236,000)
  Depreciation                                               (18,000)            (10,000)          -         (16,000)          -
                                                       -------------        ------------  ------------  ------------  ------------
Total expenses                                            (5,661,000)         (3,164,000)     (310,000)   (4,578,000)     (386,000)
                                                       -------------        ------------  ------------  ------------  ------------

Non-operating income
  (expense):
Interest income                                            8,761,000           1,250,000     1,309,000     5,062,000     1,354,000
Interest expense, net of capitalized interest
  of $8,556,000 through September 30, 2000;
  $3,686,000 and $7,504,000, respectively, for
  the three and nine month periods ended
  September 30, 2000; and $256,000 for both
  the three and nine month periods ended
  September 30, 1999                                     (15,271,000)         (1,694,000)   (2,631,000)   (8,325,000)   (2,631,000)
                                                       -------------        ------------  ------------  ------------  ------------
Total non-operating expense                               (6,510,000)           (444,000)   (1,322,000)   (3,263,000)   (1,277,000)
                                                       -------------        ------------  ------------  ------------  ------------
   Net loss                                            $ (12,171,000)       $ (3,608,000) $ (1,632,000) $ (7,841,000) $ (1,663,000)
                                                       =============        ============  ============  ============  ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (Unaudited)

                                                             Period from
                                                            September 22,    Nine Months     Nine Months
                                                            1998 through        Ended           Ended
                                                            September 30,   September 30,   September 30,
                                                                2000            2000            1999
                                                            -------------    ------------   -------------
Operating Activities:
 Net loss                                                   $ (12,171,000)   $ (7,841,000)  $  (1,663,000)
 Adjustments to reconcile net loss to
    cash provided by (used in) operating activities:
    Depreciation and amortization, including
      accretion of discount                                     1,156,000         794,000         125,000
    (Increase) decrease in interest receivable                   (289,000)      1,143,000        (993,000)
    Increase in accounts payable
      and accrued liabilities                                  18,343,000       4,023,000       7,120,000
    Net change in other current assets and liabilities            (29,000)        361,000          84,000
                                                            -------------    ------------   -------------
  Cash provided by (used in) operating activities               7,010,000      (1,520,000)      4,673,000
                                                            -------------    ------------   -------------

Investing Activities:
 Purchase of property and equipment                          (131,993,000)    (95,008,000)    (18,556,000)
 (Increase) decrease in cash restricted for construction
    project                                                   (60,228,000)     87,082,000    (145,762,000)
                                                            -------------    ------------   -------------
 Cash used in investing activities                           (192,221,000)     (7,926,000)   (164,318,000)
                                                            -------------    ------------   -------------

Financing Activities:
 Capital contributions                                         50,000,000             -        45,000,000
 Proceeds from issuance of long-term debt                     150,035,000          35,000     150,000,000
 Repayments of debt                                                (1,000)         (1,000)            -
 Partner distributions                                           (289,000)       (289,000)            -
 Deferred financing costs                                      (7,137,000)     (1,916,000)     (5,142,000)
                                                            -------------    ------------   -------------
Cash provided by (used in) financing activities               192,608,000      (2,171,000)    189,858,000
                                                            -------------    ------------   -------------
Net increase (decrease) in cash and cash equivalents            7,397,000     (11,617,000)     30,213,000
Cash and cash equivalents at beginning of period                      -        19,014,000       3,734,000
                                                            -------------    ------------   -------------
Cash and cash equivalents at end of period                  $   7,397,000    $  7,397,000   $  33,947,000
                                                            =============    ============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Organization, Business and Basis of Presentation

     Hollywood Casino Shreveport ("HCS") is currently a development stage general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC - Louisiana, Inc. ("HCL"), a Louisiana corporation wholly owned by Hollywood Casino Corporation ("HCC"); Sodak Louisiana, L.L.C. ("Sodak"), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture ("QNOV"), the partnership was 50%-owned by Hilton New Orleans Corporation ("Hilton") and 50%-owned by New Orleans Paddlewheels, Inc. ("NOP"). Hilton and NOP are collectively referred to herein as the "former partners." QNOV's operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

     During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the "LGCB"). Accordingly, the transfer of the license to operate in Shreveport was structured as the acquisition of the interests of the former partners in QNOV. The former partners disposed of QNOV's assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV's only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans. The $5,000,000 obligation was paid by HCS in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the "First Mortgage Notes") (see Note 3).

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a new riverboat casino in Shreveport (the "Shreveport Casino"). The accompanying financial statements reflect the operations and cash flows of HCS for the period from September 22, 1998 through September 30, 2000 as a development stage entity. HCS currently has no operating activities other than its development, financing and construction activities with respect to the Shreveport Casino. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,436 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party.

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Paddlewheels was to have a residual interest after the commencement of operations and in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be

                   HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

paid six months after the opening of the Shreveport Casino. Because the remaining obligation to Sodak was contingent at December 31, 1999, the accompanying consolidated balance sheet of HCS at that date includes an adjustment in the amount of $2,499,000 to reduce the recorded value of construction in progress and partners' capital to reflect the difference between the amount paid by HCL to acquire Sodak's partnership interest and the previously recorded investment by Sodak in HCS. When the additional $2,499,000 obligation with respect to the acquisition price to Sodak was recorded by HCL in June 2000, the adjustment to the recorded value of construction in progress was reversed and an additional capital contribution was recorded (see Note 7). The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

     Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS. The revised partnership structure was approved by the LGCB on July 20, 1999. HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999. Once HCS secured financing for the Shreveport Casino (see Note 3), HCL contributed an additional $43,700,000 to HCS through HCS I, Inc. and HCS II, Inc. HCL also loaned $1,000,000 to Paddlewheels which Paddlewheels contributed to HCS. Capital contributions from HCC, HCL's parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

     Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

     The total estimated cost of the Shreveport Casino is $230,000,000. Equity contributions from HCL and Paddlewheels provided $50,000,000 of the funds necessary. During August 1999, HCS successfully issued the First Mortgage Notes (see Note 3); $30,000,000 of furniture, fixture and equipment financing provides the remaining funding for the project (see Note 4). On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

     The accompanying financial statements are consolidated to include Sodak as a wholly owned subsidiary of HCL for the period from April 23, 1999 until its merger on July 9, 1999. The accompanying financial statements for periods subsequent to July 1999 are consolidated to include HCS's wholly owned subsidiary, Shreveport Capital. All intercompany transactions and balances have been eliminated in consolidation.

                   HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year 2000 financial statements. HCS does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of partners' capital until a hedged transaction occurs. HCS does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

     The consolidated financial statements as of September 30, 2000, for the three and nine month periods ended September 30, 2000 and 1999 and for the period from September 22, 1998 through September 30, 2000 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, its cash flows for the nine month periods ended September 30, 2000 and 1999 and the results of its operations and cash flows for the period from September 22, 1998 through September 30, 2000.


(2)  Cash Restricted for Construction Project

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 3) as required by the indenture for the First Mortgage Notes. Such restricted cash includes (1) funds to be used for construction which are subject to meeting certain conditions prior to their disbursement, (2) funds to be used to make the first three semiannual interest payments with respect to the First Mortgage Notes and (3) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above are not sufficient. Interest earned, but not yet received, on such investments is included in interest receivable on the accompanying consolidated balance sheets. Upon receipt, interest is included in cash restricted for construction project.

                   HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

    Cash restricted for construction project is comprised of the following:

                                                                       September 30,  December 31,
                                                                           2000           1999
                                                                       -------------  -------------
     Construction reserve                                              $  45,445,000  $ 114,964,000
     Interest reserve                                                      9,504,000     27,275,000
     Completion reserve                                                    5,279,000      5,071,000
                                                                       -------------  -------------

                                                                       $  60,228,000  $ 147,310,000
                                                                       =============  =============

(3)  Long-term Debt

     Long-term debt at September 30, 2000 and December 31, 1999 consists of the following:

                                                                       September 30,    December 31,
                                                                           2000             1999
                                                                       -------------  -------------

     13% First Mortgage Notes, with contingent
      interest, due 2006(a)                                            $ 150,000,000  $ 150,000,000
     Note payable, net of discount of $105,000
      and $241,000, respectively (b)                                       1,895,000      1,759,000
     Other                                                                    34,000            -
                                                                       -------------  -------------

     Total indebtedness                                                  151,929,000    151,759,000

     Less-current maturities                                              (1,901,000)      (400,000)
                                                                       -------------  -------------

      Total long-term debt                                             $ 150,028,000  $ 151,359,000
                                                                       =============  =============

__________________

(a) In August 1999, HCS and Shreveport Capital Corporation issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1, beginning February 1, 2000. In addition, contingent interest will accrue and be payable on each interest date after the Shreveport Casino begins operations. The amount of contingent interest will be equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in the net proceeds from the issue of the First Mortgage Notes; (2) a first priority security interest in substantially all of the assets that will comprise the Shreveport Casino other than up to $35,000,000 in assets secured by equipment financing; (3) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it will be constructed, operated and managed and (4) a collateral assignment of certain licenses and permits with respect to the construction, operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

    guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS. The security interest does not include $2,499,000 held by HCL to fund its acquisition of Sodak (see Note 1).

    The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively. HCS may also redeem up to 35% of the First Mortgage Notes at a redemption price of 113% plus accrued interest at any time prior to August 1, 2002 with the net cash proceeds of an equity offering by HCC resulting in at least $20,000,000, but only to the extent that such proceeds are contributed by HCC as equity to HCS.

    The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations. In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital Corporation to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of the license to Shreveport (see Note 1); such repayment is to be made upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

    Scheduled payments of long-term debt as of September 30, 2000 are set forth below:

    2000 (three months)               $    201,000
    2001                                 1,806,000
    2002                                     6,000
    2003                                     7,000
    2004                                     8,000
    Thereafter                         150,006,000
                                      ------------
                                      $152,034,000
                                      ============

(4) Leases

    Capital Lease -

    HCS entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 3). As of September 30, 2000, borrowings outstanding under the lease agreement amounted to $19,025,000.

    Based on the borrowings outstanding at September 30, 2000, the future minimum lease payments under capital lease obligations are as follows:

    2000 (three months)                              $    513,000
    2001                                                8,135,000
    2002                                                7,452,000
    2003                                                6,768,000
                                                     ------------

    Total minimum lease payments                       22,868,000
    Less - amount representing interest                (3,843,000)
                                                     ------------

    Present value of future minimum lease payments     19,025,000
    Current capital lease obligation                   (4,756,000)
                                                     ------------

    Long-term capital lease obligation               $ 14,269,000
                                                     ============

    Operating Leases -

    In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino will be built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease or the failure to substantially complete construction within the time period established by the LGCB. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease are $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Payments under the ground lease amounted to $30,000 and $90,000, respectively, for the three and nine month periods ended September 30, 2000; $26,000 for both the three and nine month periods ended September 30, 1999 and $146,000 for the period from September 22, 1998 through September 30, 2000. All costs incurred under the ground lease are included in construction in progress on the accompanying consolidated balance sheets.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2005. Total rental expense amounted to $107,000 and $142,000, respectively, during the three and nine month periods ended September 30, 2000, $6,000 for both the three and nine month periods ended September 30, 1999 and $151,000 for the period from September 22, 1998 through September 30, 2000.

     Future minimum lease payments as of September 30, 2000 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

     2000 (three months)                                $    35,000
     2001                                                   143,000
     2002                                                   148,000
     2003                                                   154,000
     2004                                                   163,000
     Thereafter                                              86,000
                                                        -----------

                                                        $   729,000
                                                        ===========

(5)  Transactions with Affiliates

     The operations of the Shreveport Casino will be managed by HWCC - Shreveport, Inc., a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS will pay HWCC-Shreveport basic and incentive management fees for its services. The basic fee will be equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee will be equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS will reimburse HWCC-Shreveport for expenses incurred in connection with services provided under the management agreement.

     HCS has also entered into a Technical Services Agreement with HWCC-Shreveport to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimburses HWCC-Shreveport for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $227,000 and $613,000, respectively, for the three and nine month periods ended September 30, 2000; $130,000 for both the three and nine month periods ended September 30, 1999 and $904,000 for the period from September 22, 1998 through September 30, 2000. Amounts payable under the agreement amounting to $73,000 and $56,000 are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999, respectively.

     The Shreveport Casino's casino system software is being provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which, prior to December 31, 1996, was an approximately 80%-owned subsidiary of HCC. Although no longer an HCC subsidiary, GBCC continues to have certain officers, directors and principal

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

shareholders in common with HCC. Total costs incurred in connection with the installation of the software system amounting to $1,186,000 are included in construction in progress on the accompanying consolidated balance sheet at September 30, 2000. Unpaid charges of $686,000 are included in due to affiliates on the accompanying consolidated balance sheet at September 30, 2000. No such costs were incurred prior to the third quarter of 2000.

     HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS will pay a monthly fee of $30,000 effective with the opening of the Shreveport Casino. No payments have been made under the agreement through September 30, 2000.

(6)  Commitments and Contingencies

     For so long as it remains a joint venture partner in HCS, Paddlewheels will receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak.

     HCC has entered into a completion capital agreement providing for the contribution of up to an additional $5,000,000 in cash if at any time there are insufficient funds available to enable the Shreveport Casino to be operating by April 30, 2001. In addition, if the Shreveport Casino is not operating by April 30, 2001, HCC will contribute to HCS through HCL, HCS I, Inc. and HCS II, Inc. on that date $5,000,000 in additional equity less any amounts previously contributed under the completion capital agreement.

     Third parties could assert obligations against HCS for liabilities that have arisen or that might arise against QNOV or the former partners with respect to any period prior to September 22, 1998. Management believes in the event such a claim arises, it would be adequately covered under either existing indemnification agreements with the former partners or insurance policies maintained by QNOV or the former partners.

7)   Supplemental Cash Flow Information

     HCS paid interest totaling $19,357,000 during both the nine month period ended September 30, 2000 and during the period from September 22, 1998 through September 30, 2000. HCS paid no interest during the nine month period ended September 30, 1999. HCS paid no income taxes during either of the nine month periods ended September 30, 2000 or 1999 or during the period from September 22, 1998 through September 30, 2000.

     During 2000, HCS obtained proceeds under capital lease obligations amounting to $19,025,000 used to purchase fixed assets during the construction period (Note 4).

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     During June 2000, HCS I, Inc. and HCS II, Inc. made a non-cash capital contribution in the amount of $2,499,000 to HCS consisting of project costs incurred by Sodak which were acquired by HCL and contributed to HCS I, Inc. and HCS II, Inc.

     The issuance of a note to Hilton by HCS at a discounted face amount of $1,692,000 (see Note 3(b)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the period from September 22, 1998 through September 30, 2000 as a non-cash transaction.

INDEPENDENT ACCOUNTANTS' REPORT


To HWCC-Louisiana, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and their cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated May 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
October 27, 2000

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                September 30,
                                                     2000      December 31,
                                                 (Unaudited)       1999
                                                -------------  -------------
Assets

Current Assets:
 Cash and cash equivalents                      $   9,964,000  $  21,580,000
 Interest receivable                                  289,000      1,432,000
 Prepaid expenses and other current assets            862,000        649,000
                                                -------------  -------------
   Total current assets                            11,115,000     23,661,000
                                                -------------  -------------
Property and Equipment:
 Furniture and equipment                              175,000         24,000
 Construction in progress                         158,981,000     42,571,000
                                                -------------  -------------
                                                  159,156,000     42,595,000
 Less - accumulated depreciation                      (18,000)        (2,000)
                                                -------------  -------------
                                                  159,138,000     42,593,000
                                                -------------  -------------

Cash Restricted for Construction Project           60,228,000    147,310,000
                                                -------------  -------------

Other Assets:
 Note receivable, net of discount                     989,000        936,000
 Deferred financing costs, net                      6,202,000      4,928,000
                                                -------------  -------------
   Total other assets                               7,191,000      5,864,000
                                                -------------  -------------

                                                $ 237,672,000  $ 219,428,000
                                                =============  =============

Liabilities and Shareholder's Equity

Current Liabilities:
 Current maturities of long-term debt
   and capital lease obligations                $   6,657,000  $     400,000
 Payable to Sodak Gaming, Inc.                      2,499,000              -
 Accounts payable                                  19,886,000     11,663,000
 Interest payable                                   3,262,000      7,637,000
 Other accrued liabilities                            210,000         35,000
 Due to affiliates                                    762,000        334,000
                                                -------------  -------------
   Total current liabilities                       33,276,000     20,069,000
                                                -------------  -------------

Long-term Debt                                    150,028,000    151,359,000
                                                -------------  -------------

Capital Lease Obligations                          14,269,000              -
                                                -------------  -------------

Commitments and Contingencies (Note 8)

Minority Interest                                   2,000,000      2,000,000
                                                -------------  -------------

Shareholder's Equity:
  Common stock, $1 par value per share,
    1,000,000 shares authorized, 1,000 shares
    issued and outstanding                              1,000          1,000
  Additional paid-in capital                       51,400,000     51,400,000
  Accumulated deficit                             (13,302,000)    (5,401,000)
                                                -------------  -------------
   Total shareholder's equity                      38,099,000     46,000,000
                                                -------------  -------------

                                                $ 237,672,000  $ 219,428,000
                                                =============  =============

The accompanying introductory notes and footnotes to financial statements are an integral part of these consolidated balance sheets.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (Unaudited)

                                                                Three Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                2000          1999
                                                            ------------  ------------
Development and preopening expenses:
 Travel                                                     $  (109,000)  $   (12,000)
 Consulting and other professional services                     (41,000)      (57,000)
 Salaries and related costs                                  (1,243,000)     (108,000)
 License fees                                                   (31,000)      (84,000)
 Public relations and marketing                              (1,304,000)      (63,000)
 Rental expense                                                (107,000)       (6,000)
 Other, net of reimbursements                                  (319,000)        6,000
                                                            -----------   -----------

  Total development and preopening expenses                  (3,154,000)     (324,000)
General and administrative expenses                             (73,000)       (1,000)
Depreciation                                                    (10,000)          -
                                                            -----------   -----------

Loss from operations                                         (3,237,000)     (325,000)
Interest expense, net of capitalized interest of
 $3,686,000 and $256,000, respectively, in 2000 and 1999     (1,694,000)   (2,631,000)
Interest income                                               1,305,000     1,318,000
                                                            -----------   -----------

Loss before taxes                                            (3,626,000)   (1,638,000)
Income tax benefit                                                  -             -
                                                            -----------   -----------

  Net loss                                                  $(3,626,000)  $(1,638,000)
                                                            ===========   ===========

  The accompanying introductory notes and footnotes to consolidated financial statements are an integral part of these consolidated financial statements.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                            -------------------------
                                                                2000          1999
                                                            -----------   -----------
Development and preopening expenses:
 Travel                                                     $  (224,000)  $   (32,000)
 Consulting and other professional services                    (197,000)     (120,000)
 Salaries and related costs                                  (2,055,000)     (108,000)
 License fees                                                  (100,000)      (84,000)
 Public relations and marketing                              (1,566,000)      (63,000)
 Rental expense                                                (142,000)       (6,000)
 Other, net of reimbursements                                  (278,000)       (5,000)
                                                            -----------   -----------

  Total development and preopening expenses                  (4,562,000)     (418,000)
General and administrative expenses                            (219,000)       (5,000)
Depreciation                                                    (16,000)          -
                                                            -----------   -----------

Loss from operations                                         (4,797,000)     (423,000)
Interest expense, net of capitalized interest of
 $7,504,000 and $256,000, respectively in 2000 and 1999      (8,325,000)   (2,631,000)
Interest income                                               5,221,000     1,363,000
                                                            -----------   -----------

Loss before taxes and other items                            (7,901,000)   (1,691,000)
Income tax benefit                                                  -             -
                                                            -----------   -----------

Loss before other items                                      (7,901,000)   (1,691,000)
Preacquisition losses (Note 1)                                      -          12,000
                                                            -----------   -----------

  Net loss                                                  $(7,901,000)  $(1,679,000)
                                                            ===========   ===========

  The accompanying introductory notes and footnotes to consolidated financial statements are an integral part of these consolidated financial statements.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            2000             1999
                                                       -------------    --------------
Operating Activities:
 Net loss                                              $ (7,901,000)    $  (1,679,000)
 Adjustments to reconcile net loss to cash (used in)
  provided by operating activities:
  Depreciation and amortization, including
    accretion of discount                                   741,000           115,000
  Preacquisition losses                                         -              12,000
  Decrease (increase) in receivables                      1,143,000          (993,000)
  Increase in other current assets                         (213,000)          (86,000)
  Increase (decrease) in due to affiliate                   428,000        (1,078,000)
  Increase in accounts payable
     and accrued liabilities                              4,023,000         7,344,000
                                                       ------------     -------------

  Cash (used in) provided by operating activities        (1,779,000)        3,635,000
                                                       ------------     -------------

Investing Activities:
 Increase in cash from acquisition (Notes 1 and 9)              -           1,524,000
 Decrease (increase) in cash restricted
   for construction project                              87,082,000      (145,762,000)
 Loan to joint venture partner                                  -          (1,000,000)
 Purchase of property and equipment                     (95,037,000)      (16,736,000)
                                                       ------------     -------------

 Cash used in investing activities                       (7,955,000)     (161,974,000)
                                                       ------------     -------------

Financing Activities:
 Issuance of long-term debt                                  35,000       150,000,000
 Repayments of debt                                          (1,000)              -
 Investment by joint venture partner                            -           1,000,000
 Capital contributions                                          -          48,900,000
 Deferred financing costs                                (1,916,000)       (5,142,000)
                                                       ------------     -------------

 Cash (used in) provided by financing activities         (1,882,000)      194,758,000
                                                       ------------     -------------

Net (decrease) increase in cash and cash equivalents    (11,616,000)       36,419,000

Cash and cash equivalents at beginning of period         21,580,000            68,000
                                                       ------------     -------------

Cash and cash equivalents at end of period             $  9,964,000     $  36,487,000
                                                       ============     =============

  The accompanying introductory notes and footnotes to consolidated financial statements are an integral part of these consolidated financial statements.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Organization, Business and Basis of Presentation

     HWCC - Louisiana, Inc. ("HCL") is a Louisiana corporation and wholly owned subsidiary of Hollywood Casino Corporation ("HCC"). HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL's initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. ("Sodak") and Shreveport Paddlewheels, L.L.C. ("Paddlewheels") acquired the interests of Queen of New Orleans at the Hilton Joint Venture ("QNOV"). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the "LGCB") to move their licensed site to the city of Shreveport, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV's partners. The former partners disposed of QNOV's assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV's only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport ("HCS").

     When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV's former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of the $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the "First Mortgage Notes") (see Note 4). HCL has treated this $5,000,000 as part of the cost of acquiring their interest in HCS and has included the cost as an adjustment to construction in progress on the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999.

     For the period from September 22, 1998 until April 23, 1999, HCL's investment in HCS was accounted for under the equity method of accounting. It was originally anticipated that HCS would develop its planned Shreveport resort (the "Shreveport Casino") with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Paddlewheels was to have a residual interest after the commencement of operations and in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (see Note 8). On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino (see Note 2). The revised structure of the partnership

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest. The acquisition was accounted for under the purchase method of accounting. Accordingly, effective as of the April 23, 1999 closing of HCL's acquisition of Sodak, Sodak became a consolidated subsidiary of HCL.

     In July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% of its interest to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS, and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. HCS I, Inc. and HCS II, Inc. currently have no other operating activities or assets other than their ownership interests in HCS. Paddlewheels retained its 10% residual interest in HCS. The revised partnership structure was approved by the LGCB on July 20, 1999.

     Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

     As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,436 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party. The total estimated cost of the Shreveport Casino is $230,000,000. Equity contributions from HCC provided $50,000,000 of the funds necessary. During August 1999, HCS successfully issued the First Mortgage Notes (see Note 4); $30,000,000 of furniture, fixture and equipment financing provides the remaining funding for the project (see Note 5). On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

     The accompanying consolidated financial statements reflect (1) the April 23, 1999 acquisition of Sodak and the resulting consolidation of Sodak and HCS with HCL and (2) the formation of HCS I, Inc., HCS II, Inc. and Shreveport Capital. The accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1999 reflect the operations of HCL on a consolidated basis, including Sodak and HCS, for the period from January 1, 1999 with the pre-acquisition losses of Sodak from its investment in HCS reflected as a nonoperating item. Sodak had no other operations during the period presented. All intercompany balances and transactions have been eliminated in consolidation.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year 2000 financial statements. HCL does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholder's equity until a hedged transaction occurs. HCL does not believe the adoption of SFAS 133 will have a significant impact on its consolidated financial position or results of operations.

     The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCL as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

(2)  Acquisition of Sodak Louisiana, L.L.C.

     As discussed in Note 1, HCL acquired Sodak on April 23, 1999 for a cash payment of $1,000 and contingent consideration of $2,499,000 to be paid six months after the Shreveport Casino opens. At December 31, 1999, the $2,499,000 difference between Sodak's basis in the assets acquired and the $1,000 paid by HCL is treated as an adjustment to reduce the recorded amount of project costs to the amount paid with respect to such costs in accordance with Accounting Principles Board Statement Number 16, "Business Combinations." Sodak had no operating activities prior to the acquisition date other than equity from its investment in HCS and its only asset was its investment in HCS. During the second quarter of 2000, the contingent consideration was recorded by HCL and project costs were increased to reflect this additional cost incurred by HCL (see Note 9).

(3)  Cash Restricted for Construction Project

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 4) as required by the indenture for the First Mortgage Notes. Such restricted cash includes (1)

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

funds to be used for construction which are subject to meeting certain conditions prior to their disbursement, (2) funds to be used to make the first three semiannual interest payments with respect to the First Mortgage Notes and
(3) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above are not sufficient. Interest earned, but not yet received, on such investments is included in interest receivable on the accompanying consolidated balance sheets. Upon receipt, interest is included in cash restricted for construction project.

     Cash restricted for construction project is comprised of the following:

                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   ------------

     Construction reserve                           $ 45,445,000   $114,964,000
     Interest reserve                                  9,504,000     27,275,000
     Completion reserve                                5,279,000      5,071,000
                                                    ------------   ------------

                                                    $ 60,228,000   $147,310,000
                                                    ============   ============

(4)  Long-term Debt

     Long-term debt at September 30, 2000 and December 31, 1999 consists of the following:

                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   ------------

     13% First Mortgage Notes, with contingent
      interest, due 2006(a)                         $150,000,000   $150,000,000
     Note payable, net of discount of $105,000
      and $241,000, respectively (b)                   1,895,000      1,759,000
     Other                                                34,000              -
                                                    ------------   ------------

     Total indebtedness                              151,929,000    151,759,000

     Less-current maturities                          (1,901,000)      (400,000)
                                                    ------------   ------------

      Total long-term debt                          $150,028,000   $151,359,000
                                                    ============   ============

________________________
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1, beginning February 1, 2000. In addition, contingent interest will accrue and be payable on each interest date after the Shreveport Casino begins operations. The amount of contingent interest will be equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in the net proceeds from the issue of the First Mortgage Notes; (2) a first priority security interest in substantially all of the assets that will comprise the Shreveport Casino other than up to $35,000,000 in assets secured by equipment financing; (3) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it will be constructed, operated and managed and (4) a collateral assignment of certain licenses and permits with respect to the construction, operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS. The security interest does not include $2,499,000 held by HCL to fund its acquisition of Sodak (see Note 2).

     The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively. HCS may also redeem up to 35% of the First Mortgage Notes at a redemption price of 113% plus accrued interest at any time prior to August 1, 2002 with the net cash proceeds of an equity offering by HCC resulting in at least $20,000,000, but only to the extent that such proceeds are contributed by HCC as equity to HCS.

     The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations. In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b) The partners of HCS agreed that HCS would contingently reimburse one of QNOV's former partners for $2,000,000 of the amount it paid to the City of New Orleans under the Compromise Agreement (see Note 1); such repayment is to be made upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of September 30, 2000 are set forth below:

     2000 (three months)                        $    201,000
     2001                                          1,806,000
     2002                                              6,000
     2003                                              7,000
     2004                                              8,000
     Thereafter                                  150,006,000
                                                ------------

                                                $152,034,000
                                                ============

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(5)  Leases

     Capital Lease -

     HCS entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and will accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 4). As of September 30, 2000, borrowings outstanding under the lease agreement amounted to $19,025,000.

     Based on the borrowings outstanding at September 30, 2000, the future minimum lease payments under capital lease obligations are as follows:

     2000 (three months)                               $   513,000
     2001                                                8,135,000
     2002                                                7,452,000
     2003                                                6,768,000
                                                       -----------

     Total minimum lease payments                       22,868,000
     Less - amount representing interest                (3,843,000)
                                                       -----------

     Present value of future minimum lease payments     19,025,000
     Current capital lease obligation                   (4,756,000)
                                                       -----------

     Long-term capital lease obligation                $14,269,000
                                                       ===========

     Operating Leases -

     In May 1999, HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino will be built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease or the failure to substantially complete construction within the time period established by the LGCB. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease are $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Payments under the ground lease amounted to $30,000 and $90,000, respectively, for the three and nine month periods ended September 30, 2000 and $26,000 for both the three and nine month periods ended September 30, 1999. Costs incurred under the ground lease amounting to $146,000 and $56,000, respectively, are included in construction in progress on the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999.

     HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2005.

     Future minimum lease payments as of September 30, 2000 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:


          2000 (three months)            $ 35,000
          2001                            143,000
          2002                            148,000
          2003                            154,000
          2004                            163,000
          Thereafter                       86,000
                                         --------
                                         $729,000
                                         ========

(6) Income Taxes

     HCL's benefit for income taxes consists of the following:


                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                   -----------------------       --------------------------
                                      2000         1999              2000           1999
                                   -----------   ---------       -----------      ---------
Deferred benefit:
 Federal                           $ 1,101,000     $ 545,000      $ 2,442,000      $ 544,000
 State                                 291,000       126,000          612,000        122,000
Change in valuation allowance       (1,392,000)     (671,000)      (3,054,000)      (666,000)
                                   -----------     ---------      -----------      ---------

                                   $         -     $       -      $         -      $       -
                                   ===========     =========      ===========      =========

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     At September 30, 2000 and December 31, 1999, HCL had net operating loss carryforwards ("NOL's") totaling approximately $6,700,000 and $4,000,000 respectively, which do not begin to expire until 2012. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the benefit of such NOL's be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax asset is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of any current operating income, management has provided a valuation allowance for the entire deferred tax asset for all periods presented.

     The components of HCL's net deferred tax asset are as follows:


                                          September 30,   December 31,
                                              2000            1999
                                          -------------  -------------
Deferred tax asset -
   Net operating loss carryforward          $ 2,714,000    $ 1,571,000
   Preopening expenses                        2,366,000        460,000
   Write off of deferred project costs                -         49,000
    Other                                        66,000         12,000
                                            -----------    -----------

Net deferred tax asset                        5,146,000      2,092,000
Valuation allowance                          (5,146,000)    (2,092,000)
                                            -----------    -----------

                                            $         -    $         -
                                            ===========    ===========

(7)  Transactions with Affiliates

     HCC and certain of its subsidiaries provide services to HCL and pay direct costs on HCL's behalf. Services provided include personnel for project, administrative and other purposes. HCL either expenses or capitalizes such costs in accordance with its normal capitalization policies. No such costs were incurred during the three or nine month periods ended September 30, 2000 or during the three month period ended September 30, 1999; however, charges to HCL for such services amounted to $170,000 during the nine month period ended September 30, 1999. Amounts payable to HCC and its subsidiaries for services and for the reimbursement to affiliates for third party costs paid on HCL's behalf amounting to $64,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 1999. No such amounts were outstanding at September 30, 2000.

     The operations of the Shreveport Casino will be managed by HWCC - Shreveport, Inc., a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect for so long as HCS holds its license, unless the management agreement is terminated earlier in accordance with its terms. Under the terms of the management agreement, HCS will pay HWCC-Shreveport basic and incentive management fees for its services. The basic fee will be equal to 2% of gross revenues, as defined in the agreement, from the operation of the Shreveport Casino. The incentive fee will be equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS will reimburse HWCC-Shreveport for expenses incurred in connection with services provided under the management agreement.

     HCS has also entered into a Technical Services Agreement with HWCC-Shreveport to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimburses HWCC-Shreveport for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $227,000 and $613,000, respectively, for the three and nine month periods ended September 30, 2000 and $130,000 for both the three and nine month periods ended September 30, 1999. Amounts payable under the agreement amounting to $73,000 and $56,000 are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999, respectively.

     The Shreveport Casino's casino system software is being provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which, prior to December 31, 1996, was an approximately 80%-owned subsidiary of HCC. Although no longer an HCC subsidiary, GBCC continues to have certain officers, directors and principal shareholders in common with HCC. Total costs incurred in connection with the installation of the software system amounting to $1,186,000 are included in construction in progress on the accompanying consolidated balance sheet at September 30, 2000. Unpaid charges of $686,000 are included in due to affiliates on the accompanying consolidated balance sheet at September 30, 2000. No such costs were incurred prior to the third quarter of 2000.

     HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS will pay a monthly fee of $30,000 effective with the opening of the Shreveport Casino. No payments have been made under the agreement through September 30, 2000.

(8)  Commitments and Contingencies

     HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both September 30, 2000 and December 31, 1999. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Because the loan has no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which is being accreted during the construction period and which will result in a note receivable balance of $1,000,000 at the projected completion date. Principle on the loan is due to be repaid on the tenth anniversary of the opening of the Shreveport Casino.

     Paddlewheels was also given credit for an additional $1,000,000 capital contribution at the time construction financing was obtained and the $5,000,000 liability described in Note 1 was paid. Such credit was in recognition of guarantees provided by an affiliate of Paddlewheels necessary to obtain LGCB approval for the Shreveport Casino. The additional $1,000,000 credit to Paddlewheels's capital account

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


results in an additional $1,000,000 minority interest on HCL's consolidated balance sheets and has been treated as an additional project cost.

     For so long as it remains a joint venture partner in HCS, Paddlewheels will also receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak.

     HCC has entered into a completion capital agreement providing for the contribution of up to an additional $5,000,000 in cash if any time there are insufficient funds available to enable the Shreveport Casino to be operating by April 30, 2001. In addition, if the Shreveport Casino is not operating by April 30, 2001, HCC will contribute to HCS through HCL, HCS I, Inc. and HCS II, Inc. on that date $5,000,000 in additional equity less any amounts previously contributed under the completion capital agreement.

     Third parties could assert obligations against HCS for liabilities that have arisen or that might arise against QNOV or QNOV's partners with respect to any period prior to September 22, 1998. Management believes in the event such a claim arises, it would be adequately covered under either existing indemnification agreements with QNOV's partners or insurance policies maintained by QNOV or its partners.

(9)  Supplemental Cash Flow Information

     HCL paid interest totaling $19,357,000 during the nine month period ended September 30, 2000. HCL paid no interest during the nine month period ended September 30, 1999. HCL paid no income taxes during either of the nine month periods ended September 30, 2000 or 1999

     During 2000, HCS obtained proceeds under capital lease obligations amounting to $19,025,000 used to purchase fixed assets during the construction period (see Note 5).

     The issuance of a note to Hilton by HCS at a discounted face amount of $1,692,000 (see Note 4(b)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 1999 as a non-cash transaction.

     The additional $1,000,000 credit given to HCL's joint venture partner as an additional contribution to the Shreveport Partnership (see Note 8) and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 1999 as a non-cash transaction.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


     In connection with the acquisition of Sodak, HCL assumed the following liabilities:


    Fair value of non-cash assets acquired          $ 1,465,000
    Cash acquired                                     1,525,000
    Contingent liability for purchase                (2,499,000)
    Pre-acquisition losses attributable to joint
      venture partner                                    12,000
    Cash paid for capital stock                          (1,000)
                                                    -----------

      Liabilities assumed                           $   502,000
                                                    ===========

     The contingent liability of $2,499,000 shown above and described in Note 2 was recorded as a non-cash transaction during the second quarter of 2000.

(10) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying consolidated financial statements of HCS and HCL and management's discussion and analysis of financial condition and results of operations contain forward-looking statements about the business, results of operations, cash flows, financial condition, construction and development activities and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts and other risks indicated in their filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used herein, the words "believes", "estimates", "anticipates" and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL's business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements.

Liquidity and Capital Resources

     As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,436 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party. Through September 30, 2000, HCS has expended approximately $159.9 million in connection with the construction of the Shreveport Casino.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

     HCS is using the proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide the estimated $230 million needed to develop, construct, equip and open the Shreveport Casino. The $230 million estimated cost includes financing costs ($7.1 million) and the $5 million payment made in August 1999 to the City of New Orleans with respect to moving the license to Shreveport.

     The funds provided by these sources are expected to be sufficient to develop and commence operations of the Shreveport Casino and to provide a reserve for the February 1, 2001 scheduled payment of fixed interest on the notes. A portion of these funds was used to make such interest payments on February 1 and July 1, 2000. The net proceeds from the First Mortgage Notes were deposited into a construction disbursement account, an interest reserve account and a completion reserve account. The proceeds in the interest reserve account were invested in U.S. government securities that mature just before each interest payment date and the remaining proceeds were invested in U.S. government securities. In addition, HCC has entered into a completion capital agreement providing for the contribution of up to an additional $5 million in cash if at any time there are insufficient funds available to enable the Shreveport Casino to be operating by April 30, 2001. In addition, if the Shreveport Casino is not operating by April 30, 2001, HCC will contribute to HCS through HCL, HCS I, Inc. and HCS II, Inc. on that date $5 million in additional equity less any amount previously contributed under the completion capital agreement. In the absence of

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



construction overruns, management believes that once the Shreveport Casino is opened, cash flow from operations will be sufficient to meet the liquidity and capital resource needs of the Shreveport Casino for the next 24 months.

     HCS has entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and will accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS will only pay interest on outstanding borrowings as well as a fee of
 .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease will be collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes. As of September 30, 2000, borrowings outstanding under the lease agreement amounted to $19,025,000.

     HCS has entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino will be built. The lease has an initial term of ten years from the date the Shreveport Casino opens with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and will be $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, HCS will pay monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino.

     In connection with the Compromise Agreement, HCS agreed to contingently reimburse Hilton $2 million of the amount it paid to the City of New Orleans. The reimbursement is to be paid upon the earlier of the termination of the construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2 million liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the First Mortgage Notes.

     The operations of the Shreveport Casino will be managed by HWCC-Shreveport under the terms of a management agreement. Under the terms of the management agreement, HCS will pay HWCC-Shreveport basic and incentive management fees for its services. The basic fee will equal approximately 2% of the Shreveport Casino's net revenues and the incentive fee will equal the sum of (1) 5% of the Shreveport

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Casino's earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") between $25 million and $35 million, (2) 7% of the Shreveport Casino's EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino's EBITDA over $40 million. In addition, HCS will reimburse HWCC-Shreveport for expenses incurred in connection with services provided under the management agreement.

     HCS I, Inc. and HCS II, Inc. have assumed an obligation of HCL to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino's net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. HCS will also be obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS.

     Third parties could assert obligations against HCS for liabilities that have arisen or that might arise against its predecessors or the partners of its predecessors with respect to any period prior to September 22, 1998. Management believes that if such a claim arises, it would be adequately covered under either existing indemnification agreements with the former partners or insurance policies maintained by the predecessors or their partners.

     HCS has also entered into an agreement to sub-lease space for the retail portion of the Shreveport Casino project to Red River Entertainment. HCS expects to receive rental payments under the sub-lease of approximately $250,000 annually, plus an amount equal to the sum of (1) 50% of the retail facility's first $550,000 of net cash flow, (2) 25% of the next $65,000 of the retail facility's net cash flow and (3) 40% of the retail facility's annual net cash flow above $615,000.

     Results of Operations

     HCS has no present operating activities other than costs incurred in developing the Shreveport Casino. HCS became a development stage entity effective on September 22, 1998 and has since been engaged in the design, preliminary site work, construction and financing on the Shreveport Casino.

     Hollywood Casino Shreveport. HCS has incurred a total of $5.6 million of development and preopening costs in connection with the Shreveport Casino, including $3.2 million and $4.6 million, respectively, during the three and nine month periods ended September 30, 2000, $991,000 during 1999 (including $310,000 and $386,000, respectively, during the three and nine month periods ended September 30, 1999) and $90,000 during 1998. Development and preopening costs during the first nine months of 2000 consist primarily of salaries together with public relations and marketing activities. Such costs during the first nine months of 1999 consisted primarily of legal and professional fees, salaries, licensing costs and public relations activities.

     In August 1999, HCS successfully completed the issuance of $150 million of First Mortgage Notes (see "Liquidity and Capital Resources"). Interest on the First Mortgage Notes, together with lease financing and other borrowings, has resulted in interest expense amounting to $1.7 million and $8.3 million, respectively, during the three and nine month periods ended September 30, 2000. Such amounts are net of capitalized interest of $3.7 million and $7.5 million, respectively, during the 2000 three and nine month periods. Interest expense of $6.9 million, net of capitalized interest of $1.1 million, was incurred during the year ended December 31, 1999, of which $2.6 million, net of capitalized interest of $256,000, was incurred

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


during the quarter ended September 30, 1999. Interest expense also includes the amortization of deferred financing costs incurred in connection with the debt offering and lease financings. Such amortization amounted to $248,000 and $642,000, respectively, during the three and nine month periods ended September 30, 2000 and $293,000 during the year 1999 (of which $101,000 was recognized during both the three and nine month periods ended September 30, 1999). Unexpended proceeds from the debt offering and from $45 million in capital contributions by HCL and Paddlewheels generated interest income of $1.3 million and $5.1 million, respectively, during the three and nine month periods ended September 30, 2000 and $3.6 million during the year ended December 31, 1999 (including $1.3 million and $1.4 million, respectively, during the three and nine month periods ended September 30, 1999) compared with $55,000 during the period from September 22, 1998 through December 31, 1998.

     HWCC-Louisiana, Inc. HCL did not incur any direct costs in connection with the Shreveport Casino during the 2000 periods. Such costs, exclusive of those incurred by HCS which are now included in HCL's consolidated results of operations, amounted to $30,000 and $48,000, respectively, during the three and nine month periods ended September 30, 1999 and consisted primarily of professional fees, travel and reimbursements to HCC and its subsidiaries for the use of their personnel. HCL and its subsidiaries other than HCS also incurred general and administrative expenses of $73,000 and $219,000, respectively, during the three and nine month periods ended September 30, 2000; $1,000 and $5,000 of such costs were incurred during the three and nine month periods ended September 30, 1999, respectively. General and administrative costs during the 2000 three and nine month periods were partially offset by interest income earned on HCL's loan to Paddlewheels and on temporary cash investments amounting to $55,000 and $159,000, respectively.

     Market Risk

     HCS's only financing arrangement that is subject to fluctuating market interest rates is the $30 million lease commitment to acquire furniture, fixtures and equipment. Interest under this agreement is variable and will be reset quarterly. The rate of interest on borrowings is the LIBOR plus 4% (currently 10.57%). If the interest rate increases by 100 basis points, or 1%, then interest expense will increase by $300,000. Management believes that all other market risks are immaterial. The furniture, fixture and equipment financing was entered into for non-trading purposes as a source of funding for the Shreveport Casino and management believes that this financing has no other material market risks other than interest rate risk. Such interest rate risk is beyond management's control; however, the resulting obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost to HCS.

     The First Mortgage Notes issued by HCS to finance construction of the Shreveport Casino include interest at the rate of 13% payable semiannually as well as contingent interest once the Shreveport Casino opens. The contingent interest will be equal to 5% of HCS's consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33%. This maximum would assume that consolidated cash flow was at least $100 million. The contingent component of interest under the First Mortgage Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by the cash flows of HCS and can only be paid if it meets certain coverage ratios, HCS's liquidity and capital resources will not be compromised by the payment, if any, of contingent interest.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Changes in the market interest rate would also impact the fair market value of HCS's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS's debt securities in the amount of approximately $5.9 million.

     Seasonality

     The Shreveport Casino has no operating history. Management anticipates that activity at the Shreveport Casino may be modestly seasonal, with stronger results expected during the third fiscal quarter. In addition, its operations may be impacted by adverse weather conditions. Accordingly, the results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

PART II:  OTHER INFORMATION
---------------------------

Item 6. - Exhibits and Reports on Form 8-K

     The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOLLYWOOD CASINO SHREVEPORT
                                    By: HCS I, Inc.

Date:         November 9, 2000     By: /s/  Paul C. Yates
       ------------------------       -----------------------
                                            Paul C. Yates
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary


                                    SHREVEPORT CAPITAL CORPORATION

Date:        November 9, 2000      By: /s/  Paul C. Yates
       ------------------------       --------------------------
                                            Paul C. Yates
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary


                                           HWCC-LOUISIANA, INC.

Date:        November 9, 2000      By: /s/  Paul C. Yates
       ------------------------       ----------------------------
                                            Paul C. Yates
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary