Form 10-Q
period 2004-06-30
SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC; HOLLYWOOD CASINO SHREVEPORT
filed 2004-08-13
CIK 1096353, 1096354, 1096352

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-88679

HOLLYWOOD CASINO SHREVEPORT
SHREVEPORT CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Louisiana Louisiana	72-1225563 75-2830167
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5601 Bridge St., Suite 300 Fort Worth, Texas 76112-2355	76112
(Address of principal executive offices)	(Zip Code)

(817) 492-7065
(Registrants’ telephone number, including area code)

Not Applicable
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

Yes  ☒    No  ☐

Indicate by check mark whether each of the Registrants is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at August 6, 2004

Hollywood Casino Shreveport Shreveport Capital Corporation	None Common Stock, $1.00 par value	None 1,000 Shares

HOLLYWOOD CASINO SHREVEPORT

i

PART I: FINANCIAL INFORMATION - HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

ITEM 1.                                                     FINANCIAL STATEMENT

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,810	$29,540
Accounts receivable, net allowance of $729 and $594, respectively	1,698	2,183
Inventories	1,974	1,694
Prepaid expenses and other current assets	2,113	3,311

Total current assets	30,595	36,728

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,056	75,059
Riverboat	15,379	15,379
Furniture and equipment	18,408	19,420
	118,843	119,858

Less-accumulated depreciation	(8,100)	(12,941)
	110,743	106,917

Other assets	373	373

	$141,711	$144,018

Liabilities and Partners’ Deficiency
Current liabilities:
Current maturities of long-term debt net of valuation allowance of $70,348	$119,345	$119,226
Accounts payable	5,723	5,586
Accrued liabilities
Salaries and wages	2,212	2,905
Interest	24,780	37,319
Gaming and other taxes	1,446	3,782
Insurance	2,091	2,157
Other	3,300	3,366
Due to affiliates, net of valuation allowance of $6,420	3,269	5,602
Other current liabilities	1,528	1,235

Total current liabilities	163,694	181,178

Other noncurrent liabilities	403	458

Commitments and contingencies
Partners’ deficiency	(22,386)	(37,618)

	$141,711	$144,018

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
Revenues:
Casino	$22,730	$42,663	$65,970
Rooms	1,353	2,992	4,215
Foods and beverage	3,784	6,614	11,457
Other	376	695	1,148
	28,243	52,964	82,790

Less promotional allowances	(5,262)	(6,494)	(11,736)
Net revenue	22,981	46,470	71,054

Expenses:
Casino	16,700	22,391	36,704
Rooms	344	1,275	1,819
Food and beverage	983	5,541	10,441
Other	516	3,084	5,217
General and administrative	1,447	8,495	12,199
Depreciation and amortization	2,715	3,191	4,841

Total expenses	22,705	43,977	71,221

Income (loss) from operations	276	2,493	(167)

Non-operating income (expenses):
Interest income	17	31	60
Interest expense	(4,456)	(8,891)	(12,424)
Other	—	(689)	(2,032)

Total non-operating expenses, net	(4,439)	(9,549)	(14,396)

Net loss	$(4,163)	$(7,056)	$(14,563)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis)
	Three Months Ended June 30,
	2003	2004
Revenues:
Casino	$30,996	$31,666
Rooms	2,208	2,163
Foods and beverage	5,001	5,504
Other	498	536

	38,703	39,869
Less promotional allowances	(4,944)	(5,717)
Net revenue	33,759	34,152

Expenses:
Casino	16,733	17,931
Rooms	957	893
Food and beverage	4,209	5,033
Other	2,252	2,904
General and administrative	6,459	6,198
Depreciation and amortization	2,400	2,415

Total expenses	33,010	35,374

Income (loss) from operations	749	(1,222)

Non-operating income (expenses):
Interest income	25	32
Interest expense	(6,598)	(6,141)
Other	(689)	(1,034)

Total non-operating expenses, net	(7,262)	(7,143)

Net loss	$(6,513)	$(8,365)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ DEFICIENCY
(In thousands)
(Unaudited)

(Successor Basis)	HCS I, Inc	HCS II, Inc.	Totals
Balances, December 31, 2003	$(22,162)	$(224)	$(22,386)
Partnership distributions	(662)	(7)	(669)
Net loss for the period	(14,417)	(146)	(14,563)

Balances, June 30, 2004	$(37,241)	$(377)	$(37,618)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
OPERATING ACTIVITIES:
Net loss	$(4,163)	$(7,056)	$(14,563)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	2,902	3,563	4,719
Provision for doubtful accounts	55	77	(135)
Decrease (increase) in accounts receivable	185	(20)	(350)
Increase (decrease) in accounts payable and accrued liabilities	(9,124)	11,348	15,560
Net change in due to affiliates	577	823	2,333
Net change in other current assets and liabilities	(140)	(607)	(1,208)
Net change in other noncurrent assets and liabilities	20	43	55

Net cash provided by (used in) operating activities	(9,688)	8,171	6,411

INVESTING ACTIVITIES:
Purchases of property and equipment	(224)	(69)	(1,015)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	(3)	(6)
Proceeds from capital lease	—	—	9
Capital contributions	800	—	—
Partnership distributions	(238)	(444)	(669)

Net cash (used in) provided by financing activities	561	(447)	(666)

Net increase (decrease) in cash and cash equivalents	(9,351)	7,655	4,730

Cash and cash equivalents at beginning of period	21,625	12,274	24,810
Cash and cash equivalents at the end of period	$12,274	$19,929	$29,540

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)                                 Basis of Presentation

Business

The Hollywood Casino Shreveport resort consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino that opened on December 20, 2000. The casino contains approximately 59,000 square feet of space with approximately 1,413 slot machines and 59 table games.

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Amenities include the Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, the Hollywood Diner, the Hollywood Director’s Club and the Hollywood Celebrity Lounge, a spa and the Hollywood Casino Studio Store®, which features themed and logo merchandise.  Hollywood Casino Shreveport also features the Hollywood Casino Corporation’s unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at its other properties.

Hollywood Casino Shreveport is owned by the Hollywood Casino Shreveport general partnership, or HCS, which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC-Louisiana, Inc., or HCL, a Louisiana corporation.  HCL is wholly-owned by Hollywood Casino Corporation, or HCC.  HCS I, Inc. has an effective 99% interest in HCS and is its managing general partner, and HCS II, Inc. has an effective 1% interest in HCS.  Shreveport Paddlewheels, L.L.C., a Louisiana limited liability company, has a residual interest in HCS.  HCS operates Hollywood Casino Shreveport under a management agreement with HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC.

Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc., or Penn National, completed the acquisition of HCC and its subsidiaries, including HCS.  Penn National “pushed down” its basis in HCS in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.”  The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s assessment of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of HCS’s assets and liabilities.

The differences in financial presentation from the Predecessor Basis to the Successor Basis includes the reclassification of cash awards from promotional allowances to a reduction of casino revenue and a reclassification of marketing giveaways and coupons from promotional allowances to marketing expense.  The effect for the predecessor period from January 1, 2003 to February 28, 2003 was a decrease in casino revenue by $.7 million, a decrease in promotional allowances by $1.6 million and an increase in operating expenses by $.9 million.

The purchase price adjustments reflected on the accompanying Successor Basis consolidated financial statements include revaluing on the acquisition date HCS’s property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition in the amount of $38.8 million. Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of the former partners) were adjusted by $37.2 million to a zero basis as of the acquisition date. No goodwill was recorded in connection with the acquisition.

A valuation allowance in the amount of $70.3 million was established with respect to the $150 million 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39 million 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes” and, together with the First Mortgage Notes, the “Shreveport Notes”) to reduce their carrying amount to management’s estimate of their fair value. Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6.4 million was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC.  Such management fee is subordinated in payment to the Shreveport Notes.

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments on the Shreveport Notes aggregating approximately $36.9 million.

In addition, HCS has experienced net losses since inception and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.

As described in Note 4, HCS I, Inc., the managing general partner of HCS, has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full.  Further, the holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.

(2)                                 Certain Risks and Uncertainties

The operations of HCS and its wholly-owned subsidiary, Shreveport Capital Corporation, or Shreveport Capital, which are collectively referred to herein as the “Company,” are dependent on the continued licensing of HCS by the Louisiana Gaming Control Board.  The Louisiana gaming license for HCS will expire on October 14, 2004, unless it is first renewed.  The Louisiana Gaming Control Board is currently scheduled to meet on September 14, 2004 to consider the renewal of the Louisiana gaming license for HCS. The loss of a license in the jurisdiction in which the Company operates could have a material adverse effect on future results of operations.

The Company is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent upon a stable gaming and admission tax structure in the local jurisdictions in which it operates and in the State of Louisiana. Any change in the tax structure could have a material adverse effect on future results of operations.

(3)                                 Long-term Debt

HCS and Shreveport Capital are co-issuers of the Shreveport Notes.  HCS is a general partnership that owns the casino operations. Shreveport Capital is a wholly owned subsidiary of HCS formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than HCS, Shreveport Capital, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.), and are secured by substantially all of the assets of the casino, and, in the case of the First Mortgage Notes, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly owned subsidiary of Penn National with and into HCC.  HCS determined that it did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures. In addition, the Company did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.  The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.

Long-term debt is as follows (in thousands):

	December 31, 2003	June 30, 2004
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $686 and $564, as of December 31, 2003 and June 30, 2004, respectively	39,686	39,564
Less valuation allowance	(70,348)	(70,348)
Other	7	10

Total indebtedness	119,345	119,226

Less-current maturities	(119,345)	(119,226)

Total long-term debt, net	$—	$—

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date. The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS. Contingent interest may not be paid to the extent that payment will result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by HCS since its opening.

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003–June 30, 2003	Six Months Ended June 30, 2004
	(In thousands)
Contingent Interest Expense
First Mortgage Notes	$139	$261	$201
Senior Secured Notes	36	68	53
	$175	$329	$254

	December 31, 2003	June 30, 2004
	(In thousands)
Accrued Contingent Interest Payable
First Mortgage Notes	$1,808	$2,009
Senior Secured Notes	449	502
	$2,257	$2,511

(4)                                 Sale of Property

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee, currently consisting of two directors not employed directly by Penn National, to oversee the process. The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee has consulted, and anticipates that it will consult, with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through a bankruptcy proceeding.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  In addition HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments, of approximately $12.3 million each, which were due on the Shreveport Notes. As previously reported by HCS, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

(5)                                 Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the casino was built. The terms of the ground lease require the payment by HCS of base rent to the City of Shreveport, percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board.

Payments made under the terms of the ground lease are as follows (in thousands):

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
Ground lease:
Base rent	$95	$191	$286
Percentage rent	230	444	670
	$325	$635	$956

Payment in lieu of admissions fees and school taxes	$864	$1,693	$2,615

Future minimum lease payments as of June 30, 2004 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (in thousands):

2004 (six months)	$359
2005	641
2006	292
2007	153
2008	140
Thereafter	967
$2,552

(6)                                 Transactions with Affiliates

The operations of the casino are managed by HWCC-Shreveport, Inc., a wholly owned subsidiary of HCC, under the terms of a management agreement. HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $.5 million for the period from January 1, 2003 through February 28, 2003, and $.8 million for the period from March 1, 2003 through June 30, 2003, and $1.3 million for the six months ended June 30, 2004 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at December 31, 2003 and June 30, 2004, net of a valuation allowance of $6.4 million, amounted to $2.2 million and $3.5 million, respectively. Such fees are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000. HCS expensed $60,000 for the period from January 1, 2003 through February 28, 2003, and $120,000 for the period from March 1, 2003 through June 30, 2003, and $180,000 for the six months ended June 30, 2004 under the agreement. Unpaid charges of $.2 million and $.4 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and June 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

(7)                                 Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $.2 million for the period from January 1, 2003 through February 28, 2003, $.5 million for the period from March 1, 2003 through June 30, 2003 and $.7 million for the six months ended June 30, 2004. Unpaid distributions of $.9 million and $1.6 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and June 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

HCS is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. HCS does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations. In addition, HCS maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact its consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact HCS’s consolidated financial condition or operating results. In each instance, HCS believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

On April 23, 2000, the construction site for the facility suffered tornado damage that contributed to the delay in its opening. HCS filed damage claims and received reimbursements from its insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. HCS also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against its insurance carriers seeking to recover lost profits and related claims under its business interruption insurance coverage. On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees). Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions. Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.  The $4.0 million settlement was considered in management’s assessment of the purchase price adjustments required in accordance with SFAS 141.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino. For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004 the arbitration panel issued an Interlocutory Order on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6,124,645 with interest offset by an award to HCS of $1,244,294 with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The panel scheduled a final arbitration hearing during October 2004 to hear additional evidence on the general contractor’s claims for unapproved change orders.  The general contractor claims it is entitled to an additional $608,690 plus interest.  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interlocutory Order.  An arbitration hearing on HCS’s claims against the architect has tentatively been scheduled during December 2004.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit. A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled.  HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.  During the recent session of the Louisiana Legislature which ended June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’ monthly net gaming proceeds but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it will conduct a sales and use tax audit covering the period August, 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested the claims set forth in the audit request and will continue to do so.  HCS and the Bossier Parish Police Jury are currently in negotiations in an effort to settle the pending lawsuit, the effect of any potential future legislation and the sales and use tax audit.

A number of individual employees have brought similar related gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery and administrative proceedings.

(8)                                 Supplemental Cash Flow Information

HCS paid interest totaling $12.3 million, during the period from January 1, 2003 through February 28, 2003. HCS paid no income taxes during each of the six month periods ending June 30, 2003 and June 30, 2004.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Successor Basis)
	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,017	$29,714
Accounts receivable, net allowance of $729 and $594, respectively	1,723	2,183
Inventories	1,974	1,694
Prepaid expenses and other current assets	2,114	3,358

Total current assets	30,828	36,949

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,056	75,059
Riverboat	15,379	15,379
Furniture and Equipment	18,408	19,420
	118,843	119,858

Less-accumulated depreciation	(8,100)	(12,941)

	110,743	106,917
Other Assets:
Note receivable – affiliate	1,000	1,000
Other	271	203

Total other assets	1,271	1,203
	$142,842	$145,069
Liabilities and Shareholders’ Deficiency
Current Liabilities:
Current maturities of long-term debt net of valuation allowance of $70,348	$119,345	$119,226
Accounts payable	5,723	5,586
Accrued liabilities
Salaries and wages	2,212	2,905
Interest	24,780	37,319
Gaming and other taxes	1,446	3,782
Insurance	2,091	2,157
Other	3,306	3,366
Due to affiliates, net of valuation allowance of $6,420	3,167	5,411
Other current liabilities	1,527	1,240
Total current liabilities	163,597	180,992

Other noncurrent liabilities	403	458

Commitments and Contingencies
Shareholders’ equity (deficiency)
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,010 shares issued and outstanding	1	1
Additional paid-in capital	1,201	1,201
Accumulated (deficiency)	(22,360)	(37,583)
Total shareholders’ (deficiency)	(21,158)	(36,381)
	$142,842	$145,069

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
Revenues:
Casino	$22,730	$42,663	$65,970
Rooms	1,353	2,992	4,215
Foods and beverage	3,784	6,614	11,457
Other	376	695	1,148
	28,243	52,964	82,790

Less promotional allowances	(5,262)	(6,494)	(11,736)

Net revenues	22,981	46,470	71,054

Expenses:
Casino	16,700	22,391	36,704
Rooms	344	1,275	1,819
Foods and beverage	983	5,541	10,441
Other	516	3,084	5,217
General and administrative	1,447	8,499	12,212
Depreciation and amortization	2,715	3,191	4,841

Total expenses	22,705	43,981	71,234

Income (loss) from operations	276	2,489	(180)

Non-operating income (expenses):
Interest income	23	48	81
Interest expense	(4,456)	(8,891)	(12,424)
Other	—	(689)	(2,031)

Total non-operating expenses, net	(4,433)	(9,532)	(14,374)

Loss before minority interest	(4,157)	(7,043)	(14,554)

Minority interest in Hollywood Casino Shreveport	(230)	(443)	(669)

Net loss	$(4,387)	$(7,486)	$(15,223)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis)
	Three Months Ended
	June 30, 2003	June 30, 2004
Revenues:
Casino	$30,996	$31,666
Rooms	2,208	2,163
Foods and beverage	5,001	5,504
Other	498	536

	38,703	39,869
Less promotional allowances	(4,944)	(5,717)

Net revenues	33,759	34,152

Expenses:
Casino	16,733	17,931
Rooms	957	893
Foods and beverage	4,209	5,033
Other	2,252	2,904
General and administrative	6,464	6,208
Depreciation and amortization	2,400	2,415

Total expenses	33,015	35,384

Income (loss) from operations	744	(1,232)

Non-operating income (expenses):
Interest income	38	43
Interest expense	(6,598)	(6,141)
Other	(689)	(1,034)

Total non-operating expenses, net	(7,249)	(7,132)

Loss before minority interest	(6,505)	(8,364)

Minority interest in Hollywood Casino Shreveport	(443)	(319)

Net loss	$(6,948)	$(8,683)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
OPERATING ACTIVITIES:
Net loss	$(4,387)	$(7,486)	$(15,223)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	2,902	3,563	4,719
Minority interest in Hollywood Casino Shreveport	230	443	669
Provision for doubtful accounts	55	77	(135)
Decrease (increase) in accounts receivable	185	(20)	(350)
Increase (decrease) in accounts payable and accrued liabilities	(9,124)	11,348	15,560
Net change in due to affiliates	576	823	2,333
Net change in other current assets and liabilities	(142)	(605)	(1,250)
Net change in other noncurrent assets and liabilities	20	43	55

Net cash provided by (used in) operating activities	(9,685)	8,186	6,378

INVESTING ACTIVITIES:
Purchases of property and equipment	(224)	(69)	(1,015)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	(3)	(6)
Proceeds from capital lease	—	—	9
Capital contributions	800	—	—
Limited Partnership distributions	(238)	(444)	(669)

Net cash (used in) provided by financing activities	561	(447)	(666)

Net increase (decrease) in cash and cash equivalents	(9,348)	7,670	4,697

Cash and cash equivalents at beginning of period	21,820	12,472	25,017
Cash and cash equivalents at the end of period	$12,472	$20,142	$29,714

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)                                 Basis of Presentation

Business

HWCC-Louisiana, Inc., or HCL, a Louisiana corporation, is a wholly-owned subsidiary of Hollywood Casino Corporation, or HCC, and the parent corporation of HCS I, Inc. and HCS II, Inc. which are general partners of Hollywood Casino Shreveport, or HCS.

Acquisition of HWCC-Louisiana, Inc.

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc., or Penn National, completed the acquisition of HCC and its subsidiaries, including HCL. Penn National “pushed down” its basis in the Company in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.” The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of the Company’s assets and liabilities.

The purchase price adjustments reflected on the accompanying Successor Basis consolidated financial statements include revaluing HCS’s property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition in the amount of $38.8 million. Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of the former partners) were adjusted by $37.2 million to a zero basis as of the acquisition date. No goodwill was recorded in connection with the acquisition.

A valuation allowance in the amount of $70.3 million was established with respect to the $150 million 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39 million 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes” and together with the First Mortgage Notes, the “Shreveport Notes”) to reduce their carrying amount to management’s estimate of their fair value. Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6.4 million was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC. Such management fee is subordinated in payment to the Shreveport Notes.

The differences in financial presentation from the Predecessor Basis to the Successor Basis include the reclassification of cash awards from promotional allowances to a reduction of casino revenue and a reclassification of marketing giveaways and coupons from promotional allowances to marketing expense.  The effect for the predecessor period from January 1, 2003 to February 28, 2003 was a decrease in casino revenue by $.7 million, a decrease in promotional allowances by $1.6 million and an increase in operating expenses by $.9 million.

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments on the Shreveport Notes aggregating approximately $36.9 million.

In addition, HCS has experienced net losses since inception and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.

As described in Note 4, HCS I, Inc., the managing general partner of HCS, has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full.  Further, the holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.

(2)                                 Certain Risks and Uncertainties

The operations of HCS and its wholly-owned subsidiary, Shreveport Capital Corporation, or Shreveport Capital, which are collectively referred to herein as the “Company,” are dependent on the continued licensing of HCS by the Louisiana Gaming Control Board.  The Louisiana gaming license for HCS will expire on October 14, 2004, unless it is first renewed.  The Louisiana Gaming Control Board is currently scheduled to meet on September 14, 2004 to consider the renewal of the Louisiana gaming license for HCS. The loss of a license in the jurisdiction in which the Company operates could have a material adverse effect on future results of operations.

The Company is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent upon a stable gaming and admission tax structure in the local jurisdictions in which it operates and in the State of Louisiana. Any change in the tax structure could have a material adverse effect on future results of operations.

(3)                                 Long-term Debt

HCS and Shreveport Capital Corporation, or Shreveport Capital, are co-issuers of the Shreveport Notes.  HCS owns the casino operations. Shreveport Capital is a wholly owned subsidiary of HCS formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than HCS, Shreveport Capital, HCS I, Inc., HCS II, Inc. and HCL) and are secured by substantially all of the assets of the casino and, in the case of the First Mortgage Notes, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HCL.

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly owned subsidiary of Penn National with and into HCC. HCS determined that it did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures. In addition, HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction. The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.

Long-term debt is as follows (in thousands):

	December 31, 2003	June 30, 2004
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $686 and $564, as of December 31, 2003 and June 30, 2004, respectively	39,686	39,564
Less valuation allowance	(70,348)	(70,348)
Other	7	10
Total indebtedness	119,345	119,226

Less-current maturities	(119,345)	(119,226)
Total long-term debt, net	$—	$—

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date. The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by HCS since its opening.

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
	(In thousands)
Contingent Interest Expense
First Mortgage Notes	$139	$261	$201
Senior Secured Notes	36	68	53
	$175	$329	$254

	December 31, 2003	June 30, 2004
	(In thousands)
Accrued Contingent Interest Payable
First Mortgage Notes	$1,808	$2,009
Senior Secured Notes	449	502
	$2,257	$2,511

(4)                                 Sale of Property

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee, currently consisting of two directors not employed directly by Penn National, to oversee the process. The Board created the independent committee in the event that Penn National elects to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee has consulted, and anticipates that it will consult, with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through a bankruptcy proceeding.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  In addition, HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments, of approximately $12.3 million each, which were due on the Shreveport Notes. As previously reported by HCS, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

(5)                                 Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the casino was built. The terms of the ground lease require the payment by HCS of base rent to the City of Shreveport, percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board.

Payments made under the terms of the ground lease are as follows (in thousands):

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
Ground lease:
Base rent	$95	$191	$286
Percentage rent	230	444	670
	$325	$635	$956

Payment in lieu of admissions fees and school taxes	$864	$1,693	$2,615

Future minimum lease payments as of December 31, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (in thousands):

2004 (six months)	$359
2005	641
2006	292
2007	153
2008	140
Thereafter	967
$2,552

(6)                                 Transactions with Affiliates

The operations of the casino are managed by HWCC-Shreveport, Inc., a wholly owned subsidiary of HCC, under the terms of a management agreement. HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to  $.5 million for the period from January 1, 2003 through February 28, 2003, $.8 million for the period from March 1, 2003 through June 30, 2003 and $1.3 million for the six months ended June 30, 2004 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable at December 31, 2003 and June 30, 2004, net of a valuation allowance of $6.4 million, amounted to $2.2 million and $3.5 million, respectively. Such fees are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000. HCS expensed $60,000 for the period from January 1, 2003 through February 28, 2003, $120,000 for the period from March 1, 2003 through June 30, 2003 and $ 180,000 for the six months ended June 30, 2004 under the agreement. Unpaid charges of $.2 million and $.4 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and June 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

(7)                                 Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $.2 million for the period from January 1, 2003 through February 28, 2003, $.5 million for the period from March 1, 2003 through June 30, 2003 and $.7 million for the six months ended June 30, 2004.  Unpaid distributions of $.9 million and $1.6 million, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and June 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

HCS is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. HCS does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations. In addition, HCS maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact its consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact HCS’s consolidated financial condition or operating results. In each instance, HCS believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

On April 23, 2000, the construction site for the facility suffered tornado damage that contributed to the delay in its opening. HCS filed damage claims and received reimbursements from its insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. HCS also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against its insurance carriers seeking to recover lost profits and related claims under its business interruption insurance coverage. On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees). Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions. Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.  The $4.0 million settlement was considered in management’s assessment of the purchase price adjustments required in accordance with SFAS 141.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino. For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims. Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004 the arbitration panel issued an Interlocutory Order on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6,124,645 with interest offset by an award to HCS of $1,244,294 with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The panel scheduled a final arbitration hearing during October 2004 to hear additional evidence on the general contractor’s claims for unapproved change orders.  The general contractor claims it is entitled to an additional $608,690 plus interest.  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interlocutory Order.  An arbitration hearing on HCS’s claims against the architect has tentatively been scheduled during December 2004.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit. A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled. HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.  During the recent session of the Louisiana Legislature, which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’ monthly net gaming proceeds but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it will conduct a sales and use tax audit covering the period August, 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested the claims set forth in the audit request and will continue to do so.  HCS and the Bossier Parish Police Jury are currently in negotiations in an effort to settle the pending lawsuit, the effect of any potential future legislation and the sales and use tax audit.

A number of individual employees have brought similar related gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery and administrative proceedings.

(8)                                 Supplemental Cash Flow Information

HCS paid interest totaling $12.3 million, during the period from January 1, 2003 through February 28, 2003. HCS paid no income taxes during each of the six month periods ended June 30, 2003, and June 30, 2004.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a highly themed hotel and casino destination resort in Shreveport, Louisiana.  We enjoy high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport/Bossier City market with its feeder markets of Dallas/Ft. Worth and East Texas.  Our casino was built next to an existing riverboat gaming and hotel facility operated by Harrah’s Entertainment.  There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana.  The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing us to operate 24 hours a day with uninterrupted access.

Our marketing strategy is designed to take advantage of our proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets, targeting the local day-trip market, and marketing our hotel services to expand our patron mix to include overnight visitors. We have also coordinated our restaurant and entertainment promotions to encourage overnight stays. By utilizing the data in our casino information systems, we are able to identify our premium patrons, encourage their participation in our casino player’s card program and design promotions and special events to this target market.

Key performance indicators related to revenues are:

•                                          Gaming revenue indicators – slot handle, table game drop (volume indicators) and “win” or “hold” percentages, which are not fully controllable by us. Our normal slot win percentage is in the range of 6% to 7% of slot handle and our normal table games win percentage is in the range of 15% to 21% of table game drop; and

•                                          Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results, combining ADR and occupancy rate.

Our property generates significant operating cash flow since most of our revenue is cash-based through customers wagering with cash on slot machines and table games. Non-gaming services are generally paid for with cash or credit cards. Our business is capital intensive and we rely on our cash flow to generate sufficient cash to repay debt, fund maintenance capital expenditures and fund new capital projects.

Overall Outlook

We have reported net losses since our opening in December of 2000 and had a net loss of $14.6 million for the six months ended June 30, 2004.  As a result, we have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations have not been sufficient to fund our capital needs and debt service under our current capital structure and we do not believe that it will be sufficient for the foreseeable future.

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003. After consultation with an ad hoc committee of holders of the Shreveport Notes, we have begun a process which we hope will result in the sale or other disposition of the riverboat casino/hotel complex. There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to repay the Shreveport Notes in full. We currently anticipate that any such sale or other disposition would be effected through a bankruptcy proceeding.

If a sale or other disposition does not occur, the holders of the Shreveport Notes might pursue all rights and remedies that they may have as a result of the default. In addition, whether or not the note holders pursue remedies against us or in other circumstances, we may seek the protection of the bankruptcy laws. We cannot assure you that a bankruptcy filing, for any reason, will not have an adverse effect on our business, including adversely impacting the credit terms we receive from vendors and service providers and negatively affecting our customers’ perceptions of us.  All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

We are a partnership and accordingly are not subject to federal income taxes. Such taxes are the responsibility of our partners.  HCL and its subsidiaries are included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and were included in Hollywood Casino Corporation’s consolidated federal income tax return for periods prior to the acquisition. Prior to our acquisition by Penn National, benefit for income taxes was based on the amount of tax that would be provided if a separate federal income tax return were filed.  As a result of the uncertainties discussed in Notes 1 and 4 of the HCL and subsidiaries financial statements, no consolidated tax benefit was allocated to HCL and its subsidiaries based upon its contribution to consolidated federal taxable income.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires that the tax benefit of net operating loss carry forwards (“NOL’s”) and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management cannot assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for the predecessor periods presented.

As a result of the acquisition of HCC and its subsidiaries by Penn National, a “change of control,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HCL’s loss carryforwards, which at the date of acquisition was $97 million, that is available for use in any one year by Penn National is approximately $15.3 million. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HCL’s loss carryforwards.

The Internal Revenue Service recently completed an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001 in which HCL was included.  There were no proposed adjustments for HCL.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened.  We compete directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases.  In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track has just completed the construction of a new permanent facility that accommodates 1,400 slot machines and opened on April 30, 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has considered and may consider in the future proposals to authorize casino gaming. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos and similar types of facilities.

The most important factors and trends contributing to our operating performance have been:

•                                          Intense competition in the Shreveport/Bossier City market.

•                                          The general economic conditions in our principal market areas.

•                                          The lack of significant revenue growth in the Shreveport/Bossier City gaming market since 2001.

•                                          The introduction of slot machines at Louisiana Downs, the opening of WinStar Casinos in Southern Oklahoma in 2003, and the recent expansion of the slot machine facility at Louisiana Downs in 2004.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

As a result of the acquisition of HCC and its subsidiaries, including us, by Penn National, we adopted a new basis of accounting which included, among other items, adjusting the carrying value of certain assets, including property and equipment and certain liabilities, including long-term debt.  We have also made certain accounting reclassifications to the accompanying condensed consolidated Successor Basis statement of operations to present it on a consistent basis with those of other Penn National properties.

	Three Months Ended
	June 30, 2003	June 30, 2004
	(In thousands)
Revenues:
Casino	$30,996	$31,666
Rooms	2,208	2,163
Food and beverage	5,001	5,504
Other	498	536
	38,703	39,869
Less: promotional allowances	(4,944)	(5,717)
Net revenue	33,759	34,152

Operating expenses:
Casino	16,733	17,931
Rooms	957	893
Food and beverage	4,209	5,033
Other	2,252	2,904
General and administrative	6,459	6,198
Depreciation and amortization	2,400	2,415
Total operating expenses	33,010	35,374
Income (loss) from operations	$749	$(1,222)

Revenues

Gross revenues increased $1.2 million, or 3.0%, to $39.9 million. Offsetting this increase was an increase in promotional allowances of $773,000, or 15.6%.

Table games revenue increased $655,000, or 8.4%, and poker revenue increased $307,000, or 1.3%. Table hold percentage decreased 2.9%, while table drop increased 11.3% in comparison to the second quarter of 2003.  The increase in drop is primarily attributable to a greatly expanded player development program and related promotional expenditures.  Slot revenue decreased $293,000, or 1.3%.  The slot revenue decrease is attributed to 2.3% decrease in slot coin-in resulting from increased competition in the Shreveport/Bossier market. Harrah’s Louisiana Downs increased its number of slot machines from 900 to 1,400 in May 2004.

Food and beverage revenue increased $500,000 primarily due to the increase in marketing promotions focused on the local market and changes in marketing programs to increase player trip frequency. Room revenue decreased slightly as a result of a decrease in hotel occupancy rate from 95% in 2003 to 92% in 2004. Hotel occupancy rates have been impacted by marketing program changes as players are rewarded with additional play credits or cash instead of hotel rooms and a focus on the local market rather than Dallas-Ft. Worth market.

Promotional allowances increased $773,000, or 15.6%, to $5.7 million. The increase in promotional allowances is due to changes made in marketing to focus more on the local market and reward players by giving them cash or complimentary food and beverage.

Operating Expenses

Casino expenses increased $1.2 million, or 7.2%, to $17.9 million due to planned increases in marketing expenses. The marketing expense increase is attributed to increases in television and print advertising and cash promotions. We made changes in our marketing programs to increase our players’ club enrollment, increase trip frequency and promote more frequent play with particular emphasis on the local market.

Food and beverage increased $824,000, or 19.6%, due to a 10% increase in food and beverage sales and upgrading of our buffet product.  Other expenses increased $652,000, or 29%, primarily due to increases in general liability self-insurance reserves ($322,000) and entertainment expenses ($178,000) related to themed shows.

General and administrative expenses decreased $261,000, or 4.5%, primarily due to decreases in legal expenses and planned operating efficiencies.

Interest Expense

Interest expense amounted to $6.1 million in the second quarter of 2004 and $6.6 million in the second quarter of 2003. The decrease is primarily due to the write-off of unamortized deferred finance fees in the first quarter of 2003.

Other Non-operating Expense

Other non-operating expenses increased $335,000, or 33%, to $1.4 million primarily due to costs incurred in connection with the debt restructuring and proposed sale of the company.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

As a result of the acquisition of HCC and its subsidiaries, including us, by Penn National, we have made certain accounting reclassifications to the accompanying condensed consolidated Successor Basis statement of operations to present it on a consistent basis with those of other Penn National properties. Accordingly, comparisons with the Predecessor Basis statements of operations are not meaningful.

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – June 30, 2003	Six Months Ended June 30, 2004
	(In thousands)
Revenues:
Casino	$22,730	$42,663	$65,970
Rooms	1,353	2,992	4,215
Food and beverage	3,784	6,614	11,457
Other	376	695	1,148
	28,243	52,964	82,790
Less: promotional allowances	(5,262)	(6,494)	(11,736)
Net revenue	22,981	46,470	71,054

Operating expenses:
Casino	16,700	22,391	36,704
Rooms	344	1,275	1,819
Food and beverage	983	5,541	10,441
Other	516	3,084	5,217
General and administrative	1,447	8,495	12,199
Depreciation and amortization	2,715	3,191	4,841
Total operating expenses	22,705	43,977	71,221
Income (loss) from operations	$276	$2,493	$(167)

Revenues

The Shreveport market continues to be impacted by the additional competition that resulted from the opening of Louisiana Downs slots in May of 2003, the opening of the Winstar Casino in July of 2003, the expansion of Louisiana Downs slots in May 2004 and the weak economic conditions of the market area.  In order to maintain our total revenue levels, we have made changes in our marketing program to increase our players’ club enrollment, increase trip frequency and promote more frequent play.  Our hotel occupancy has been impacted by the marketing program changes as players are rewarded with additional play credits or cash instead of hotel rooms and a focus on the local market rather than the Dallas-Ft. Worth market.  Food and beverage revenues have increased over prior periods as changes have been made to the buffet in terms of food item selection and food quality.  Over the past year we have also replaced some of our slot machines with new participation games in order to enhance our slot product.

Operating Expenses

Operating expenses have increased as a result of our efforts to maintain our revenue levels.  Marketing expenses have increased in the areas of media advertising for property awareness, players’ club promotion to enroll new players and direct mail campaigns to increase trip frequency and play.  The new participation games have resulted in additional fees being paid to the manufacturer.  Food and beverage costs have increased as a result of rising food costs and the changes in the buffet menu.  We have continued to monitor staffing to properly match service to revenue levels and maintain tight controls on other general expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased significantly due to the revaluation of our fixed assets to their estimated fair value at the date of purchase by Penn National.

Interest Expense

Interest expense decreased primarily due to the write-off of unamortized deferred finance fees in the first quarter of 2003.

Other Non-operating Expenses

Other non-operating expenses in the first six months of 2004 include reorganization costs of approximately $2 million incurred in connection with the debt restructuring negotiations and proposed sale of the company.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

We have experienced net losses since our opening on December 20, 2000, are in default under the terms of the indentures governing our Shreveport Notes and have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations will not be sufficient to fund our capital needs and debt service under our current capital structure for the foreseeable future. Penn National has no obligation to and does not currently anticipate providing any additional financial support to us. All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

Cash flow

Historically, our primary sources of liquidity and capital resources have been cash flow from operations and proceeds from the issuance of debt securities.

Net cash provided by operating activities was $6.4 million for the six months ended June 30, 2004. This consisted of a net loss of $14.6 million, non-cash reconciling items of $5.0 million and net increases in current liability accounts along with a net increase in current asset accounts of $16.0 million.  If we had made the interest payment on the Shreveport Notes on February 1, 2004 in the amount of approximately $12.3 million, operating activities would have had a negative cash flow of $5.9 million for the six months ended June 30, 2004.

Cash flows used in investing activities totaled $1.0 million for the period. This amount was spent on maintenance capital expenditures at the property.

Cash flows used in financing activities were $.7 million for the period.  Financing activities were primarily distributions to partners.

Capital Expenditures

During the six months ended June 30, 2004 we spent approximately $1.0 million on maintenance capital expenditures at the property. In 2004, we are planning to spend approximately $1.5 million on maintenance capital expenditures.

$150 Million 13% First Mortgage Notes

In August 1999, HCS and Shreveport Capital issued $150 million of the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of the Hollywood Casino Shreveport facility for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $.2 million for the six months ended June 30, 2004.  Accrued contingent interest amounted to $2.0 million at June 30, 2004. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise Hollywood Casino Shreveport other than certain assets that secure the Senior Secured Notes and up to $6 million in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Hollywood Casino Shreveport’s interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the casino.

In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the “Guarantors”).  Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors’ assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively.  (See Event of Default, below, regarding required repurchase offer at 101%).

The indenture governing the First Mortgage Notes contains various provisions limiting our ability to borrow money, pay distributions on our equity interests or prepay debt, make investments, create liens, sell assets or enter into mergers or consolidations. In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any other significant business activities.

$39 Million 13% Senior Secured Notes

In June 2001, HCS and Shreveport Capital issued $39 million of the Senior Secured Notes. The Senior Secured Notes were issued at an initial premium of $1.2 million to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $.1 for the six months ended June 30, 2004. Accrued contingent interest amounted to $.5 million at June 30, 2004.  Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino. Proceeds from the Senior Secured Notes were used, in part, to retire our then outstanding capital lease obligation with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes. The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes. The indenture governing the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture governing the First Mortgage Notes.

Event of Default

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within ten days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly-owned subsidiary of Penn National with and into Hollywood Casino Corporation. We determined that we did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures. A valuation allowance in the amount of $70.3 million was established to reduce the carrying amount to management’s estimate of the fair value of the Shreveport Notes, which was based on the fair value of the underlying collateral.

On March 14, 2003, we were notified by an ad hoc committee of holders of the Shreveport Notes that we had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither the Hollywood Casino Shreveport general partnership nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified us in May 2003 that an event of default had occurred under the indentures.  In addition, we did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  During the intervening period, we entered into negotiations with an ad hoc committee of holders of the Shreveport Notes regarding the possible restructuring of the outstanding indebtedness. In November 2003, we retained Libra Securities, LLC as our exclusive financial advisor in connection with a possible sale or debt restructuring transaction. The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt us to seek the protection of the bankruptcy laws or other similar remedies.

City of Shreveport Ground Lease

We entered into a ground lease with the City of Shreveport for the land on which the casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $.5 million per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $.4 million. The annual base rental payment will be $.5 million for the second five-year renewal term, $.5 million for the third five-year renewal term, $.6 million for the fourth five-year renewal term and $.7 million for the fifth five-year renewal term with no further increases in the base rent for any succeeding five-year renewal terms.

The base rental portion of the ground lease is being amortized on a straight-line basis.  In addition to the base rent, we pay a monthly percentage rent equal to the greater of (1) $.5 million per year or (2) the sum of 1% of our adjusted gross revenues and the amount by which 50% of the net income from our parking facilities exceeds a specified parking income credit.  Ground lease rentals amounted to approximately $1.0 million for the six months ended June 30, 2004, including percentage rentals amounting to $.7 million.  In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively.

Commitments under Operating Leases

Commitments under noncancelable operating leases, exclusive of the ground lease previously discussed, amount to $359,000 during the remainder of 2004. Such commitments decrease steadily from $641,000 in 2005 to $140,000 in 2008 and total approximately $2.6 million over the remainder of the lease terms.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Both the First Mortgage Notes issued to finance construction of the Hollywood Casino Shreveport facility and the Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest effective with the casino’s opening. Contingent interest under the indentures governing the Shreveport Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume that the annual consolidated cash flow of the casino was at least $100 million. The contingent component of interest under the Shreveport Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by our cash flows and can only be paid if certain coverage ratios are met, our liquidity and capital resources will not be compromised by the payment, if any, of contingent interest.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Information in response to this Item is incorporated by reference to the information set forth in the Notes 7 to the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 3 of Notes to Consolidated Financial Statements, following consummation of the acquisition of Hollywood Casino Corporation and its subsidiaries by Penn National Gaming, Inc., Hollywood Casino Shreveport failed to make the Repurchase Offer as required under the respective indentures governing the Shreveport Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, Hollywood Casino Shreveport received notice from a representative of the holders of the Shreveport Notes that it had failed to make the Repurchase Offer within ten days of the acquisition as required under the indentures. Pursuant to the indentures, Hollywood Casino Shreveport had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. Hollywood Casino Shreveport did not cure the Default and, therefore, on May 14, 2003 the representative of the note holders declared an Event of Default.

The August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each which were due on the Shreveport Notes were not made.

On February 3, 2004, HCS, I, Inc. announced that its Board of Directors had authorized the initiation of a process that it hopes will result in the sale or other disposition of Hollywood Casino Shreveport. The Board further authorized its financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  In addition, the Board authorized the creation of the independent committee of the Board, currently consisting of two directors not employed directly by Penn National, to oversee this process.  The Board created an independent committee in the event that Penn National elects to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with the ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee has consulted, and anticipates that it will consult, with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full.  It is currently anticipated that any transaction will be effected through a bankruptcy proceeding.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  Any such action on the part of the note holders may prompt HCS and Shreveport Capital to seek the protection of the bankruptcy laws or other similar remedies.

ITEM 5.                                                     OTHER INFORMATION

Recent Developments

Officers and Directors

Effective July 15, 2004, Kevin G. DeSanctis resigned as Chairman of the Board and Chief Executive Officer of HCS I, Inc., the managing general partner of Hollywood Casino Shreveport, HCS II, Inc., a general partner of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation.  In addition, effective July 15, 2004, Robert S. Ippolito resigned as Vice President, Secretary and Director of HCS I, Inc, HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation (together, the “Shreveport Entities”) and Jordan B. Savitch resigned as Vice President and General Counsel of HCS I, Inc. and HWCC-Louisiana, Inc.

John C. Hull resigned as the Chief Financial Officer of each of the Shreveport Entities on July 15, 2004 but continued as the President, Treasurer and Assistant Secretary of such entities.  In addition, Mr. Hull replaced Kevin DeSanctis as Chairman of the Board and Chief Executive Officer of the Shreveport Entities.  Finally, Tonya Tarrant, in addition to her position as Vice President and Assistant Treasurer of each of the Shreveport Entities, was named the Chief Financial Officer and Secretary of such entities on July 15, 2004.

Commitments and Contingencies

In the set of matters in which HCS is seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino, subsequent to the initial arbitration hearing conducted during June 2004, on July 27, 2004 the arbitration panel issued an Interlocutory Order on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6,124,645 with interest offset by an award to HCS of $1,244,294 with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The panel scheduled a final arbitration hearing during October 2004 to hear additional evidence on the general contractor’s claims for unapproved change orders.  The general contractor claims it is entitled to an additional $608,690 plus interest.  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interlocutory Order.  An arbitration hearing on HCS’s claims against the architect has tentatively been scheduled during December 2004.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit	Description of Exhibit

10.1	First Amendment to Employment Agreement dated as of April 21, 2004 between Hollywood Casino Shreveport and Tonya Tarrant

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	Item 5	April 22, 2004	Filed April 26, 2004
Form 8-K	Item 5	July 15, 2004	Filed July 20, 2004
Form 8-K	Item 5	August 2, 2004	Filed August 4,2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD CASINO SHREVEPORT
By: HCS I, Inc., its Managing Partner

Date: August 13, 2004	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer

SHREVEPORT CAPITAL CORPORATION

Date: August 13, 2004	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer

HWCC-LOUISIANA, INC.

Date: August 13, 2004	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer