Form 10-K
period 2004-12-31
SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC; HOLLYWOOD CASINO SHREVEPORT
filed 2005-03-30
CIK 1096353, 1096354, 1096352

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-88679

Hollywood Casino Shreveport
Shreveport Capital Corporation

(Exact name of registrant as specified in its charter)

Louisiana Louisiana	72-1225563 75-2830167
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5601 Bridge St., Suite 300 Fort Worth, Texas	76112-2355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (817) 492-7065

Securities registered pursuant to Section 12(b) of the Act:

$150,000,000 of 13% First Mortgage Notes with Contingent Interest due August 1, 2006

$39,000,000 of 13% Senior Secured Notes with Contingent Interest due August 1, 2006

Securities registered pursuant to Section 12(g) of the Act:  None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☐  No  ☒

As of March 28, 2005, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in Hollywood Casino Shreveport. As of March 28, 2005, 1,000 shares of common stock of Shreveport Capital Corporation, $1.00 par value, are outstanding, all of which are owned by Hollywood Casino Shreveport.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts hereof:  None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A	CONTROLS & PROCEDURES

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. These statements are included throughout the document, including the section entitled “Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

•                  our expectations of future results of operations or financial condition;

•                  our expectations concerning the bankruptcy proceedings and the potential sale or disposition of the property;

•                  the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures;

•                  the outcome and financial impact of the litigation in which we are involved;

•                  the effect of legislative, regulatory, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such decisions; and

•                  our expectations regarding the availability of capital resources.

i

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

•                  the outcome and financial impact of the Chapter 11 bankruptcy proceedings resulting from events of default under our indentures governing the 13% senior secured notes due 2006 and 13% first mortgage notes due 2006;

•                  the ramifications of a potential sale or other disposition and the possibility that such a sale or disposition may be effected through a bankruptcy proceeding;

•                  successful completion of capital projects at our facility;

•                  the activities of our competitors;

•                  the passage of legislation that would expand, restrict, further tax or prevent gaming operations;

•                  our ability to maintain regulatory approvals for our business;

•                  our dependence on key personnel;

•                  the availability and cost of financing;

•                  the impact of economic conditions; and

•                  the impact of terrorism or other international hostilities.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur.

ii

PART I

ITEM 1.                  BUSINESS

Overview

Hollywood Casino Shreveport is located in Shreveport, Louisiana, which is 190 miles east of Dallas, Texas.  Our principal target markets are the Dallas-Ft. Worth Metroplex and communities in East Texas.

The Hollywood Casino Shreveport resort consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,400 slot machines, 61 table games and ten poker tables.

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

Hollywood Casino Shreveport is owned by the Hollywood Casino Shreveport general partnership which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC-Louisiana, Inc., a Louisiana corporation organized in April 1993, which is wholly-owned by Hollywood Casino Corporation. The Hollywood Casino Shreveport general partnership was originally formed in May 1992 and operates Hollywood Casino Shreveport under a management agreement with HWCC-Shreveport, Inc., a wholly-owned subsidiary of Hollywood Casino Corporation.  The management agreement provides that the Hollywood Casino Shreveport general partnership pay a management fee of 2% of net revenues plus an increasing percentage (5-10%) of Hollywood Casino Shreveport’s annual earnings before interest, taxes, depreciation and amortization above $25.0 million with payment subject to certain restrictions provided in the indentures and related documents governing the Shreveport Notes.  No management fees have been paid since the opening of the facility.

The Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% first mortgage notes due 2006, or the First Mortgage Notes, and $39 million aggregate principal amount of 13% senior secured notes due 2006, or the Senior Secured Notes, which we refer to collectively in this document as the Shreveport Notes.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed in July 1999 solely for the purpose of being a co-issuer of the Shreveport Notes.  The Shreveport Notes are secured by substantially all of the assets of Hollywood Casino Shreveport and the First Mortgage Notes are further secured by the guarantees of HWCC-Louisiana, Inc., HCS I, Inc. and HCS II, Inc.; the pledge by HCS I, Inc. and HCS II, Inc. of their partnership interests in the Hollywood Casino Shreveport general partnership; and the pledge by HWCC-Louisiana, Inc. of its stock in HCS I, Inc. and HCS II, Inc.

Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, we were indirectly acquired by Penn National Gaming, Inc., or Penn National, as part of its acquisition of Hollywood Casino Corporation and its subsidiaries.  As a result of certain accounting requirements, we adjusted our assets and liabilities to reflect fair values as of the date of acquisition.  The purchase price adjustments reflected in our consolidated financial statements include the fair values of property and equipment based on independent appraisals obtained by Penn National and a bond valuation allowance that reduces the value of the Shreveport Notes to their estimated fair value. No goodwill was recorded in connection with the acquisition.

Shreveport Notes

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

On March 14, 2003, we were notified by an ad hoc committee of holders of the Shreveport Notes that we had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures.  Neither the Hollywood Casino Shreveport general partnership nor Shreveport Capital Corporation made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified us in May 2003 that a default had occurred under the indentures.  In addition, we did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  During the period subsequent to May 2003, we entered into negotiations with an ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness.  In November 2003, we retained Libra Securities, LLC as our exclusive financial advisor in connection with a possible sale or debt restructuring transaction.

On February 3, 2004, HCS I, Inc., our managing general partner, announced that its Board of Directors had authorized the initiation of a process that it hoped would result in the sale or other disposition of Hollywood Casino Shreveport.  The Board further authorized our financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  In addition, the Board authorized the creation of an independent committee of the Board, consisting of two directors not employed directly by Penn National, to oversee this process.  The independent committee was established in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with the ad hoc committee of holders of the Shreveport Notes.

Bankruptcy Filings

On August 27, 2004, acting by and through our managing general partner, HCS I, Inc., we entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for our acquisition by certain affiliates of Eldorado.  On October 18, 2004, acting by and through HCS I, Inc., we entered into a definitive Investment Agreement with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized Hollywood Casino Shreveport by the Investors.  The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce our outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of our existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  We had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, we filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, approval by the Louisiana Gaming Control Board and certain other conditions.

On September 10, 2004, certain of our creditors filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond Capital Management, LLC (“Black Diamond”), a holder of our notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire us, and by two of our construction contractors, who have been in litigation with us over amounts owing on our 1999 construction contract (see Item 3, Legal Proceedings).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and we became a “debtor-in-possession”.  We will continue to manage our assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004, the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that:

•                  The pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion.

•                  The scope of the solicitations for bids was sufficient and adequate.

•                  Bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated.

•                  The decision to select the bid submitted by Eldorado to pursue closure was appropriate.

•                  As of August 27, 2004, the Eldorado bid offered the highest economic return to creditors.

•                  Although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction.

•                  The attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer.

•                  A new formal auction process is not in the best interest of HCS and its creditors.

We subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of our hotel and casino by Eldorado under the agreement announced last year.  The Bondholder Committee in the Chapter 11 cases has joined us as a proponent of the Plan.  The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005.  Black Diamond and KOAR International continue to express an interest in jointly acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan.  We intend to oppose that request.  The Bankruptcy Court has set a hearing for April 4, 2005 on Black Diamond’s motion to terminate our period of exclusivity for filing a reorganization plan.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on our day-to-day operations, we believe that our significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on our competitive position with our customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full. We currently anticipate that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  We did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each due on the Shreveport Notes. As previously noted, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

Liquidity

As previously described, after consultation with the ad hoc committee of holders of the Shreveport Notes, we commenced a process to solicit bids from potential acquirers of Hollywood Casino Shreveport and entered into the Agreement with Eldorado.  The uncertainties regarding the ultimate success of the sales process, our existing defaults on the Shreveport Notes and our inability to cure such defaults other than through a successful sale or other restructuring transaction raises substantial doubt about our ability to continue as a going concern.

Under Chapter 11, actions to collect certain claims against us in existence prior to the filing of the petitions for relief are stayed while we continue business operations as debtor-in-possession.  These claims are reflected in the December 31, 2004 consolidated balance sheet as “liabilities subject to compromise”.  Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts such as leases and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  We received approval from the Bankruptcy Court to pay certain of our pre-petition obligations, including employee wages and customer obligations.  We have determined that there is insufficient collateral to cover the amounts owing on the Shreveport Notes and have discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.  Cash flows from operations continue to be insufficient to fund interest accrued on the Shreveport Notes and we did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 payments of approximately $12.3 million each due on such notes.

Trademarks

We have entered into a trademark license agreement with Hollywood Casino Corporation, pursuant to which Hollywood Casino Corporation has granted us the right to use the service mark “Hollywood Casino” which is registered with the U.S. Patent and Trademark Office. Pursuant to the license agreement, we may also use other trademarks owned or applied for by Hollywood Casino Corporation.  The use of the Hollywood Casino trademark is of substantial value to us.  Upon termination of the management services agreement between a subsidiary of Hollywood Casino Corporation and us for the management of Hollywood Casino Shreveport, the trademark license agreement will terminate and we shall only be entitled to the use of the Hollywood Casino trademarks for six months following such termination.

Competition

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources.  Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions.

Legalized gaming is currently permitted in various forms throughout the United States and in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the United States and Canada.  Other jurisdictions may legalize gaming in the near future.  In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations.  New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened.  We compete directly with four casinos, three of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track completed construction and opened a new permanent facility accommodating 1,400 slot machines in April 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming.  In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area.  Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos, racetracks and similar types of facilities.

Regulations

General

We are subject to federal, state, and local regulations, related to our current casino operations. The following description of the regulatory environment in which we operate is only a summary and not a complete recitation of all applicable regulatory laws. Moreover, our current and proposed operations could be subjected at any time to additional or more restrictive regulations, or banned entirely.

Louisiana Regulation

We and our Louisiana affiliates that are involved in the ownership and operation of the Hollywood Casino Shreveport, referred to as the “Louisiana Licensees,” are subject to regulation by the State of Louisiana.

In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana.  Since May 1, 1999, the Louisiana Gaming Control Board, or the Louisiana Board, has regulated such gaming activities.

The Louisiana Riverboat Economic Development and Gaming Control Act (the “Louisiana Act”) authorized the issuance of up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law.  However, no more than six licenses may be granted to riverboats operating from any one parish.  Of the fifteen available licenses, fourteen are currently in operation.  The final license has been awarded to a subsidiary of Pinnacle Entertainment for a facility to be located in Lake Charles, Louisiana and expected to commence operations in the spring of 2005.

Riverboat gaming licenses in Louisiana are issued for an initial five-year term with five year renewals thereafter. In issuing or renewing a license, the Louisiana Board must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith.  The Louisiana Board will grant or renew a license if it finds that:  (i) the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operation is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers, with relevant employees being appropriately United States Coast Guard certified; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

On September 14, 2004, the Louisiana Board conditionally renewed the license of Hollywood Casino Shreveport, subject to (1) the full execution by us and Eldorado of a definitive agreement governing Eldorado’s proposed acquisition of us not later than October 19, 2004; (2) our submission to the Louisiana Board of a Petition to Approve Transfer of Interest, together with such definitive agreement, not later than October 19, 2004; and (3) upon the submission of such Petition to Approve Transfer of Interest, the making by all appropriate persons and entities of the proper applications for findings of suitability and the submission by such persons or entities to such background and suitability investigations as may be required by Louisiana gaming law and may be conducted by the Louisiana State Police, Casino Section and Audit Section.  These requirements for the conditional renewal of our Louisiana gaming license were timely satisfied on or before October 19, 2004 and the investigation of the suitability of Eldorado was commenced thereafter.

Other regulations imposed by the Louisiana Act or rules adopted pursuant thereto include, but are not limited to, the following:  (i) we must periodically submit financial and operating reports to the Louisiana Board for ourselves and our subsidiaries; (ii) owners holding greater than a 5% interest or who are officers or directors of us or subsidiaries related to the Louisiana Licensees must be found suitable by the Louisiana Board; (iii) any individual who is found to have a material relationship to, or involvement with the Louisiana Licensees may be required to be investigated for suitability; (iv) if a director, officer, or key employee were found to be unsuitable, we and our subsidiaries would have to sever all relationships with that person; (v) the transfer of a license or permit or an interest in a license or permit is prohibited without prior approval; (vi) the Louisiana Licensees must notify the Louisiana Board of any withdrawals of capital, loans, advances, or distributions in excess of 5% of retained earnings upon completion of such transaction; and (vii) each of the Louisiana Licensees must give prior notification to the Louisiana Board if it applies or receives, accepts or modifies the terms of any loan or other financing transaction or a parent of the Louisiana Licensees receives, accepts or modifies the terms of a loan or other financing transaction on behalf of or for the benefit of any of the Louisiana Licensees. In some cases, the Louisiana Board will be required to investigate the reported transaction and to either approve or disapprove the transaction.

The Louisiana Act or rules adopted pursuant thereto contain certain restrictions and conditions relating to the operation of riverboat gaming, including the following:  (i) agents of the Louisiana Board are permitted on board at any time during gaming operations; (ii) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (iii) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (iv) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (v) wagers may be received only from a person present on a licensed riverboat; (vi) persons under 21 are not permitted on gaming vessels; (vii) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (viii) licensees may only use docking facilities for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth; (ix) licensees must have adequate protection and indemnity insurance; (x) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xi) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the Louisiana Board.

Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) a percentage of net gaming proceeds (gross revenue). In March 2001, Louisiana passed Act 3 of the 1st Extraordinary Legislative Session, which allows riverboat gaming licensees to operate dockside. In consideration of this change, the tax on our gaming revenues was increased one percent per annum beginning in April 2001 and continuing until April 2003 to a total of 21.5%.

The Louisiana Act also authorizes the City of Shreveport to assess a boarding fee, up to $3.00.  In lieu of the boarding fee, we have negotiated a payment in an amount equal to 3.225% of the net gaming proceeds (gross revenues) of the Hollywood Casino Shreveport riverboat to be paid to the City of Shreveport and ..5375% of the net gaming proceeds (gross revenues) of the Hollywood Casino Shreveport riverboat to be paid to the Bossier Parish School Board.  We are currently involved in litigation regarding these payments.  See Item 3, Legal Proceedings.

Proposals to amend or supplement the Louisiana Act are frequently introduced in the Louisiana State legislature. In addition, the state legislature from time to time considers proposals to repeal the Louisiana Act, which would effectively prohibit riverboat gaming in the State of Louisiana. Although we do not believe that a prohibition of riverboat gaming in Louisiana is likely, no assurance can be given that changes in the Louisiana gaming law will not occur or that such changes will not have a material adverse effect on the business of the Louisiana Licensees.

Taxation

Gaming companies are typically subject to significant taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.

IRS Regulations, Currency Transaction Reporting and Suspicious Activity Reporting

The Internal Revenue Service, or IRS, requires operators of casinos located in the United States to file information returns for United States citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of casino revenues to jurisdictions outside the United States that are exempt from the ambit of such regulations.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department require the filing of suspicious activity reports by casinos on all transactions of at least $5,000 that the casino knows, suspects, or has reason to suspect fall into specific categories that are deemed to be suspicious. This reporting obligation commenced on March 25, 2003 and may have resulted in the loss of casino revenues to jurisdictions outside the United States that are exempt from the ambit of such regulations.

Compliance with Other Laws

Our operations are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.

Employees and Labor Relations

As of March 15, 2005 we had 1,623 employees, of which 1,336 are full-time, none of whom are represented under collective bargaining agreements.

Risks Related to Our Business

We are currently under the supervision of the Bankruptcy Court.

On August 27, 2004, we entered into an agreement with Eldorado providing for our acquisition by certain affiliates of Eldorado.  On October 18, 2004, we entered into a definitive Investment Agreement with Eldorado providing for the acquisition of the reorganized Hollywood Casino Shreveport by Eldorado’s affiliates.  The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce our outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of our existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  Eldorado’s affiliates would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  We had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, we filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, approval by the Louisiana Gaming Control Board and certain other conditions.

On September 10, 2004, certain of our creditors filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond, a holder of our notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire us, and by two of our construction contractors, who have been in litigation with us over amounts owing on our 1999 construction contract (see Item 3, Legal Proceedings).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and we became a “debtor-in-possession”.  We will continue to manage our assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004, the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that:

•                  The pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion.

•                  The scope of the solicitations for bids was sufficient and adequate.

•                  Bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated.

•                  The decision to select the bid submitted by Eldorado to pursue closure was appropriate.

•                  As of August 27, 2004, the Eldorado bid offered the highest economic return to creditors.

•                  Although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction.

•                  The attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer.

•                  A new formal auction process is not in the best interest of HCS and its creditors.

We subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of our hotel and casino by Eldorado under the agreement announced last year.  The Bondholder Committee in the Chapter 11 cases has joined us as a proponent of the Plan.  The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005.  Black Diamond and KOAR International continue to express an interest in jointly acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan.  We intend to oppose that request.  The Bankruptcy Court has set a hearing for April 4, 2005 on Black Diamond’s motion to terminate our period of exclusivity for filing a reorganization plan.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on our day-to-day operations, we believe that our significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on our competitive position with our customers.

Other risk factors associated with the Chapter 11 proceedings include, among other things:

•                  our ability to obtain Court approval with respect to motions in the Chapter 11 proceedings from time to time,

•                  risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases,

•                  our ability to offset the negative effects that the filing for reorganization under Chapter 11 has had on our business, including the loss in customer traffic, the impairment of vendor relations and the constraints placed on available capital,

•                  our ability to maintain contracts, including leases, that are critical to our operations, and

•                  the potential adverse impact of the Chapter 11 cases and the resulting delays on our liquidity or results of operations.

We are in default on our notes.

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003.  After consultation with an ad hoc committee of holders of the Shreveport Notes, we have begun a process which we hope will result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to repay the Shreveport Notes in full.  We currently anticipate that any such sale or other disposition would be effected through the pending Chapter 11 cases.

 We have a history of losses.

We have experienced net losses since our opening on December 20, 2000 and operating losses in five out of the last six quarters.  There can be no assurance that we will not experience operating losses in the future.  Because of our current capital structure and current levels of operations and revenue, we anticipate that we will continue to experience net losses.

Our substantial indebtedness could adversely affect our operations and financial health.

We continue to have a significant amount of indebtedness.  Our substantial indebtedness could have important consequences to our operations and financial health.  For example, it could:

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•                  place us at a competitive disadvantage compared to our competitors that have a more favorable capital structure.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to the maintenance of our property.

We expect to use a portion of our limited cash for capital expenditures. These capital expenditures could involve risks, including cost overruns, delays and failure to obtain applicable permits and authorizations. In addition, due to our operating losses, substantial maintenance capital expenditures have been deferred.

We face significant competition from other gaming operations.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in Louisiana, Oklahoma and other jurisdictions.

Legalized gaming is currently permitted in various forms throughout the United States and in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the United States and Canada.  Other jurisdictions may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations.  New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened. We compete directly with four casinos, three of which have operated in the Shreveport/Bossier City market for several years and have established customer bases.  In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track completed construction and opened a new permanent facility accommodating 1,400 slot machines in April 2004.  Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming.  In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area.  Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos, racetracks and similar types of facilities.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

We are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors and others in the ordinary course.  Litigation, in general, can be expensive and time consuming and, as with all litigation, we cannot provide any assurance as to the outcome. We believe that we have defenses to these lawsuits and are contesting them vigorously; however, we cannot be sure that we will be successful in defending these claims. If we are not successful, these lawsuits could result in settlements or liability for damages that could significantly impact our business, financial condition and results of operations.

We face extensive regulation from gaming and other regulatory authorities.

Licensing Requirements. As owners and operators of a gaming facility, we are subject to extensive state and local regulation. State and local authorities require us to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations.  Various regulatory authorities may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations.  Like all gaming operators in the jurisdiction in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved.  We cannot assure you that we will be able to obtain such renewals or approvals.  Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations.  Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facility.  We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. The approval process can be time consuming and costly and we cannot be sure that we will be successful.

Gaming authorities in Louisiana generally can require that any beneficial owner or holder of our equity or debt securities file an application for a finding of suitability.  If a gaming authority requires a record or beneficial owner or holder of our securities to file a suitability application, the owner or holder must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority.  The gaming authority has the power to investigate an owner’s or holder’s suitability and the owner or holder must pay all costs of the investigation.  If the owner or holder is found unsuitable, then the owner may be required by law to dispose of our securities.

Potential changes in regulatory environment.  From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdiction in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

Taxation. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry.

In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations

Compliance with other laws. We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and compliance risks. New or changing laws and regulations relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty and higher compliance costs for companies.  If our gaming authorities, the SEC or our independent auditors were to conclude that our compliance with the regulations was unsatisfactory, it might lead to a negative public perception of us, subject us to increased regulatory scrutiny and penalties or otherwise adversely affect us.

We depend on our key personnel.

We are highly dependent on the services of our General Manager, Melvyn Thomas, and our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and other terms and conditions of employment. Our inability to retain our senior management team could adversely affect our business, financial condition and results of operations.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover.

Inclement weather and other conditions could seriously disrupt our operations.

The operation of our facility is subject to disruptions or reduced patronage as a result of severe weather conditions. Our facility is subject to risks including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Reduced patronage or the loss of service at our casino for any period of time due to severe weather could adversely affect our business, financial condition and results of operations.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and waste. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, we can make no assurances that such matters will not have such an effect in the future.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino property uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, recent substantial increases in the cost of electricity in the United States may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases. Dramatic increases in fuel prices may also affect customer visits.

Available Information

For more information about us, visit our web site at www.hollywoodcasinoshreveport.com. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q, 8-K and any amendments to these reports) are available free of charge at the Securities and Exchange Commission website www.sec.gov.

ITEM 2.                  PROPERTY

The following describes our principal real estate property:

We lease approximately nine acres of land in Shreveport, Louisiana, which contains a dockside casino with approximately 59,000 square feet along with a hotel and land-based pavilion with approximately 170,000 square feet that includes various entertainment amenities.

ITEM 3.                  LEGAL PROCEEDINGS

We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. In addition, we maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, we can give no assurance that the final outcome of such proceedings may not materially impact our consolidated financial condition or results of operations. Further, we can give no assurance that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses and/or counter-claims and intend to vigorously defend ourselves.

On April 23, 2000, the construction site for our facility suffered tornado damage that contributed to the delay in our opening. We filed damage claims and received reimbursements from our insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. We also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against our insurance carriers seeking to recover lost profits and related claims under our business interruption insurance coverage.  On June 16, 2003, a judgment was entered in that court awarding us approximately $3.9 million (including interest but excluding attorney fees). Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions. Following the disposition of such motions, we and the defendants entered into a settlement of this lawsuit in December 2003, whereby we received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to our outside legal counsel in full satisfaction of our attorneys’ fees relating to the claims in the lawsuit.

In a set of related matters, we are also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino. For this and other reasons, we withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that we are disputing.  We previously recorded a liability in the amount of approximately $3.6 million in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, we entered into an agreement to arbitrate the various claims with the general contractor and the architect.  An initial arbitration hearing was conducted during June 2004 on our claims for liquidated damages, on our offset claims for delay damages and costs to repair defective work, and on the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004, the arbitration panel issued an Interim Award on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to us of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The general contractor also claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  We recorded an additional $3.1 million liability during the third quarter of 2004 with respect to the Interim Award issued by the arbitration panel.  We intend to vigorously contest the general contractor’s claims and to seek to modify the Interim Award.  An arbitration hearing on our claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed until June 2005.

In October 2003, the Bossier Parish Police Jury filed an action against us and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between us and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, we filed Exceptions of No Right and No

Cause of Action seeking dismissal of the suit together with the City of Shreveport.  A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled.  We have vigorously contested all the allegations set forth in the suit and will continue to do so.  During the session of the Louisiana Legislature which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of our monthly net gaming proceeds, but such bills were not enacted into law. Additionally, on April 21, 2004, the Bossier Parish Police Jury notified us that it will conduct a sales and use tax audit covering the period August 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by us to our customers.  We have vigorously contested the claims set forth in the audit request and will continue to do so.  We are currently in negotiations with the Bossier Parish Police Jury in an effort to settle the pending lawsuit, the effect of any potential future legislation and the sales and use tax audit.

A number of individual employees have brought similar gender-based employment claims against us under Title VII in Federal Court in Louisiana.  We are vigorously contesting all the allegations. The claims are in various stages of discovery.

As previously discussed in Item 1, on September 10, 2004, certain of our creditors filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code.  In addition, on October 30, 2004, HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11, which cases are pending.

All of the proceedings in which we are a defendant have been automatically stayed as a result of the involuntary petition for relief under Chapter 11 filed on September 10, 2004.  We are or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on our consolidated financial position or results of our operations.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 28, 2005, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in the Hollywood Casino Shreveport general partnership.

As of March 28, 2005, 1,000 shares of common stock of Shreveport Capital Corporation, $1.00 par value, are outstanding, all of which are owned by the Hollywood Casino Shreveport general partnership.

ITEM 6.                                                     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data are derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, our former independent registered public accounting firm, for the years ended December 31, 2000, 2001 and 2002, and for the period from January 1, 2003 through February 28, 2003 and by BDO Seidman, LLP, our current independent registered public accounting firm, for the period from March 1, 2003 through December 31, 2003 and for the year ended December 31, 2004.  The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included herein.

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries, including us, by Penn National, we adopted a new basis of accounting which included, among other items, adjusting the carrying value of certain assets, including property and equipment, and certain liabilities, including long-term debt.  The differences in financial presentation from the Predecessor Basis to the Successor Basis includes the reclassification of cash awards from promotional allowances to a reduction of casino revenue and a reclassification of marketing giveaways and coupons from promotional allowances to marketing expense.  These reclassifications had the effect for the year 2002 of decreasing casino revenues by $4.5 million, decreasing promotional allowances by $11.5 million and increasing operating expenses by $7.0 million.  The effect for the predecessor period from January 1, 2003 to February 28, 2003 was a decrease in casino revenues of $.7 million, a decrease in promotional allowances of $1.6 million and an increase in operating expenses of $.9 million.

	Predecessor Basis				Successor Basis
	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Period from Jan. 1, 2003 Through Feb. 28, 2003	Period from March 1, 2003 Through Dec. 31, 2003	Year Ended December 31, 2004
	(In thousands)
Hollywood Casino Shreveport and Subsidiaries
Income statement data:
Net revenues	$7,754	$143,868	$146,356	$22,981	$113,924	$134,150
Total operating expenses	21,458	164,181	144,989	22,705	112,056	136,643
(Loss) income from operations	(13,704)	(20,313)	1,367	276	1,868	(2,493)
Other non-operating income (expenses), net	(4,196)	(24,698)	(26,857)	(4,439)	(23,177)	(26,903)
Net loss	$(17,900)	$(45,011)	$(25,490)	$(4,163)	$(21,309)	$(29,396)

Other data:
Net cash (used in) provided by operating activities	$(6,967)	$(28,200)	$(3,990)	$(9,688)	$13,250	$3,157
Net cash provided by (used in) investing activities	21,615	4,272	(1,465)	(224)	(369)	(1,488)
Net cash provided by (used in) financing activities	3,690	13,039	617	561	(345)	(7)
Depreciation and amortization	506	15,866	16,157	2,715	8,104	9,660
Interest expense (contractual interest of $24,715 in 2004)	9,991	25,350	26,744	4,456	20,870	17,237
Capital expenditures	116,117	4,993	1,497	224	369	1,488

Balance sheet data:
Cash and cash equivalents	$37,352	$26,463	$21,625	$12,274	$24,810	$26,472
Total assets	242,384	212,034	191,868	179,449	141,711	135,444
Total debt*	181,946	190,105	189,911	189,877	119,345	119,176
Partners’ capital (deficiency)	29,174	(8,699)	(33,572)	(37,165)	(22,386)	(53,053)

* For periods subsequent to March 1, 2003, total debt is net of a valuation allowance of $70,348.

	Predecessor Basis				Successor Basis
	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Period from Jan. 1, 2003 Through Feb. 28, 2003	Period from March 1, 2003 Through Dec. 31, 2003	Year Ended December 31, 2004
	(In thousands)
HWCC-Louisiana, Inc. and Subsidiaries
Income statement data:
Net revenues	$7,754	$143,868	$146,356	$22,981	$113,924	$134,150
Total operating expenses	21,724	163,533	144,989	22,705	112,056	136,674
(Loss) income from operations	(13,970)	(19,665)	1,367	276	1,868	(2,524)
Other non-operating income (expenses), net and minority interest	(4,062)	(26,851)	(28,272)	(4,663)	(24,228)	(28,131)
Net loss	$(18,032)	$(46,516)	$(26,905)	$(4,387)	$(22,360)	$(30,655)

Other data:
Net cash (used in) provided by operating activities	$(7,217)	$(28,258)	$(3,941)	$(9,693)	$13,259	$3,122
Net cash provided by (used in) investing activities	21,615	4,272	(1,465)	(224)	(369)	(1,488)
Net cash provided by (used in) financing activities	3,978	10,639	617	569	(345)	(7)
Depreciation and amortization	506	15,866	16,157	2,715	8,104	9,660
Interest expense (contractual interest of $24,715 in 2004)	9,991	25,350	26,744	4,456	20,870	17,237
Capital expenditures	116,117	4,993	1,497	224	369	1,488

Balance sheet data:
Cash and cash equivalents	$39,956	$26,609	$21,820	$12,472	$25,017	$26,644
Total assets	252,017	219,802	199,787	187,363	142,842	136,679
Total debt*	184,445	190,105	189,911	189,877	119,345	119,176
Shareholders’ equity (deficiency)	34,293	(3,548)	(28,372)	(31,959)	21,158	(51,813)

* For periods subsequent to March 1, 2003, total debt is net of a valuation allowance of $70,348.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a highly themed hotel and casino destination resort in Shreveport, Louisiana.  We enjoy high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport/Bossier City market with its feeder markets of Dallas/Ft. Worth and East Texas.  Our casino was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Sam’s Town.  There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana.  The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing us to operate 24 hours a day with uninterrupted access.

Our marketing strategy is designed to take advantage of our proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing our hotel rooms to expand our patron mix to include overnight visitors. We have also coordinated our restaurant and entertainment promotions to encourage overnight stays. By utilizing the data in our casino information systems, we are able to identify our premium patrons, encourage their participation in our casino player’s card program and design promotions and special events to this target market.

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

Our property generates significant operating cash flow since most of our revenue is cash-based through customers wagering with cash on slot machines and table games. Non-gaming services are generally paid for with cash or credit cards. Our business is capital intensive and we rely on our operations to generate sufficient cash to repay debt, fund maintenance capital expenditures and fund new capital projects.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened.  We compete directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases.  In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track completed construction and opened a new permanent facility accommodating 1,400 slot machines in April 2004.  Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming.  In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area.  Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos and similar types of facilities.

The most important factors and trends contributing to our operating performance have been:

•                                          The negative aspects of the Chapter 11 proceedings on our operations.

•                                          Intense competition in the Shreveport/Bossier City market.

•                                          The general economic conditions in our principal market areas.

•                                          The lack of significant revenue growth in the Shreveport/Bossier City gaming market since 2001.

•                                          The introduction of slot machines at Louisiana Downs, the opening of WinStar Casinos in Southern Oklahoma in 2003 and the recent expansion of the slot machine facility at Louisiana Downs in 2004.

Overall Outlook

We have experienced net losses since our opening on December 20, 2000 and operating losses in five out of the last six quarters.  There can be no assurance that we will not experience operating losses in the future.  Because of our current capital structure and current levels of operations and revenue, we anticipate that we will continue to experience net losses.  We are also in default under the terms of the indentures governing our Shreveport Notes and have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations have not been sufficient to fund our capital needs and debt service under our current capital structure and we do not believe that it will be sufficient for the foreseeable future.  Penn National has no obligation or current plans to provide any additional financial support to us. All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003. After consultation with an ad hoc committee of holders of the Shreveport Notes, we began a process which we hoped would result in the sale or other disposition of the riverboat casino/hotel complex. There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to repay the Shreveport Notes in full.  We currently anticipate that any such sale or other disposition would be effected through the pending Chapter 11 cases.

 On August 27, 2004, acting by and through our managing general partner, HCS I, Inc., we entered into an agreement with Eldorado providing for our acquisition by certain affiliates of Eldorado.  On October 18, 2004, acting by and through HCS I, Inc., we entered into a definitive Investment Agreement with Eldorado and certain of its affiliates providing for the acquisition of the reorganized Hollywood Casino Shreveport by Eldorado’s affiliates.  The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce our outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of our existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  Eldorado’s affiliates would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  We had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary petition interrupted the process.  On October 28, 2004, we filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, approval by the Louisiana Gaming Control Board and certain other conditions.

On September 10, 2004, certain of our creditors filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond, a holder of our notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire us, and by two of our construction contractors, who have been in litigation with us over amounts owing on our 1999 construction contract (see Item 3, Legal Proceedings).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and we became a “debtor-in-possession”.  We will continue to manage our assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004, the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that:

•                  The pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion.

•                  The scope of the solicitations for bids was sufficient and adequate.

•                  Bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated.

•                  The decision to select the bid submitted by Eldorado to pursue closure was appropriate.

•                  As of August 27, 2004, the Eldorado bid offered the highest economic return to creditors.

•                  Although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction.

•                  The attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer.

•                  A new formal auction process is not in the best interest of HCS and its creditors.

We subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of our hotel and casino by Eldorado under the agreement announced last year.  The Bondholder Committee in the Chapter 11 cases has joined us as a proponent of the Plan.  The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005.  Black Diamond and KOAR International continue to express an interest in jointly acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan.  We intend to oppose that request.  The Bankruptcy Court has set a hearing for April 4, 2005 on Black Diamond’s motion to terminate our period of exclusivity for filing a reorganization plan.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on our day-to-day operations, we believe that our significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on our competitive position with our customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.

Cash flow from operations continues to be insufficient to fund interest accrued on the Shreveport Notes, and we have not made the semiannual interest payments of approximately $12.3 million each due on such notes since February 2003.  As previously described, after consultation with the ad hoc committee of holders of the Shreveport Notes, we commenced a process to solicit bids from potential acquirers of Hollywood Casino Shreveport and entered into the Agreement with Eldorado.  The uncertainties regarding the ultimate success of the sales process, our existing defaults on the Shreveport Notes and our inability to cure such defaults other than through a successful sale or other restructuring transaction raises substantial doubt about our ability to continue as a going concern.

Federal Income Taxes

We are a partnership and accordingly are not subject to federal income taxes. Such taxes are the responsibility of our partners.  HWCC-Louisiana, Inc. and its subsidiaries are included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and were included in Hollywood Casino Corporation’s consolidated federal income tax return for periods prior to the acquisition. Prior to our acquisition by Penn National, the benefit for income taxes was based on the amount of tax that would be provided if a separate federal income tax return were filed.  As a result of the uncertainties discussed in Note 1 of HWCC-Louisiana, Inc. and subsidiaries’ consolidated financial statements, no consolidated tax benefit was allocated to HWCC-Louisiana, Inc. and its subsidiaries based upon its contribution to consolidated federal taxable income.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,”

requires that the tax benefit of net operating loss carry forwards (“NOL’s”) and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management cannot assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries by Penn National, a “change of control,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HWCC-Louisiana, Inc.’s loss carryforwards, which at the date of acquisition were $97 million, available for use in any one year by Penn National are approximately $15.3 million. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HWCC-Louisiana, Inc.’s loss carryforwards.

The Internal Revenue Service is conducting an examination of Hollywood Casino Corporation’s consolidated federal income tax returns for the years 1999 through 2001 in which HWCC-Louisiana, Inc. was included.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries, including us, by Penn National, we adopted a new basis of accounting which included, among other items, adjusting the carrying value of certain assets, including property and equipment and certain liabilities, including long-term debt.  We have also made certain accounting reclassifications to the accompanying condensed consolidated Successor Basis statements of operations to present them on a consistent basis with those of other Penn National properties. Accordingly, comparisons with the Predecessor Basis statement of operations are not meaningful.

The results of the operations of Hollywood Casino Shreveport for the period from January 1, 2003 through February 28, 2003, the period from March 1, 2003 through December 31, 2003 and for the year ended December 31, 2004 are summarized below (in thousands).  The percentage of each component to net revenues is presented for the comparable Successor Basis periods:

	Predecessor Basis	Successor Basis
	Period from January 1, 2003 through February 28, 2003	Period from March 1, 2003 to December 1, 2003		Year Ended December 31, 2004
Revenues:
Casino	$22,730	$105,330	92.46%	$123,570	92.11%
Rooms	1,353	7,341	6.44%	8,521	6.35%
Food and beverage	3,784	17,890	15.7%	21,890	16.32%
Other	376	1,890	1.66%	2,441	1.82%
Less: Promotional allowances	(5,262)	(18,527)	-16.26%	(22,272)	-16.60%
Net revenues	22,981	113,924	100.00%	134,150	100.00%
Operating expenses:
Casinos	16,700	57,225	50.23%	69,494	51.80%
Rooms	344	3,148	2.76%	3,559	2.65%
Food and beverage	983	15,287	13.42%	19,907	14.84%
Other	516	7,833	6.88%	10,125	7.55%
General and administrative	1,447	20,459	17.96%	23,898	17.81%
Depreciation and amortization	2,715	8,104	7.11%	9,660	7.20%
Total operating expenses	22,705	112,056	98.36%	136,643	101.86%
Income (loss) from operations	$276	$1,868	1.64%	$(2,493)	-1.86%

Revenues

Our casino revenues continue to be impacted by the additional competition that resulted from the opening of Louisiana Downs slots in May 2003, the opening of the WinStar Casinos in July 2003, the expansion of Louisiana Downs slots in May 2004 and the weak economic conditions of the market area.  In order to maintain our total revenue levels, we have made changes in our marketing program to increase our players’ club enrollment, increase trip frequency and promote more frequent play.  Our hotel occupancy has been impacted by the marketing program changes as players are rewarded with additional play credits or cash instead of hotel rooms and a focus on the local market rather than the Dallas-Ft. Worth market.  Food and beverage revenues have increased over prior periods as changes have been made to the buffet in terms of food item selection and food quality.  Over the past year we have also replaced some of our slot machines with new participation games in order to enhance our slot product.

Operating Expenses

Casino expenses decreased as a result of our declining casino revenues and our planned reductions in such expenses in response to the decline in casino revenues.  Other operating expenses have increased as a result of our efforts to maintain our revenue levels.  Marketing expenses have increased in the areas of media advertising for property awareness, players’ club promotion to enroll new players and direct mail campaigns to increase trip frequency and play.  The new participation games have resulted in additional fees being paid to the manufacturer.  Food and beverage costs have increased as a result of rising food costs and the changes in the buffet menu.  We have continued to monitor staffing to properly match service to revenue levels and maintain tight controls on other general expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased significantly as a result of the revaluation of our fixed assets to their estimated fair market values at the date of purchase by Penn National.

Interest Expense

We have determined that there is insufficient collateral to cover the interest portion of scheduled payments on the Shreveport Notes and have discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.  Contractual interest on these obligations is disclosed on the accompanying consolidated statement of operations for the year ended December 31, 2004.  Interest expense decreased primarily due to the discontinuation of such accruals on the Shreveport Notes and the elimination of amortization of deferred finance fees as a result of the Penn National acquisition.

Other Expenses

Other expenses in 2004 include $6.7 million of reorganization costs incurred by legal and financial advisors in connection with debt restructuring negotiations and planning.  These expenses have been reduced by $.1 million, representing the estimated interest income earned on cash which has accumulated as a result of our not paying our debt obligations currently.

An Interim Award was issued in July 2004 following an arbitration hearing regarding disputed claims with the general contractor and architect involved in the initial construction of the Shreveport resort.  As a result, we recorded an additional $3.1 million during the third quarter of 2004.  We intend to vigorously contest the general contractor’s claims and to seek to modify the Interim Award.  An arbitration hearing on our claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed until June 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries, including us, by Penn National, we adopted a new basis of accounting which included, among other items, adjusting the carrying value of certain assets, including property and equipment and certain liabilities, including long-term debt.  We have also made certain accounting reclassifications to the accompanying condensed consolidated Successor Basis statement of operations to present it on a consistent basis with those of other Penn National properties. Accordingly, comparisons with the Predecessor Basis statements of operations are not meaningful.

The results of the operations of Hollywood Casino Shreveport for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003 and the period from March 1, 2003 through December 31, 2003 are summarized below (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 through February 28, 2003	Period from March 1, 2003 to December 1, 2003
Revenues:
Casino	$146,070	$22,730	$105,330
Rooms	9,279	1,353	7,341
Food and beverage	24,441	3,784	17,890
Other	2,473	376	1,890
Less: Promotional allowances	(35,907)	(5,262)	(18,527)
Net revenues	146,356	22,981	113,924
Operating expenses:
Casinos	106,391	16,700	57,225
Rooms	2,229	344	3,148
Food and beverage	6,784	983	15,287
Other	2,916	516	7,833
General and administrative	10,333	1,447	20,459
Depreciation and amortization	16,157	2,715	8,104
Impairment loss	179	—	—
Total operating expenses	144,989	22,705	112,056
Income from operations	$1,367	$276	$1,868

Revenues

Revenues in 2003 were negatively impacted as a result of the opening of the temporary slot facility at Louisiana Downs in May 2003 and the opening of the WinStar Casinos in July 2003.  Our revenues were also negatively impacted by the continuing economic stagnation in our primary market area.  Consequently our operating expenses decreased as a result of our declining revenues and our planned reductions in operating expenses in response to the decline in revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased significantly as a result of the revaluation of our fixed assets to their estimated fair market values at the date of purchase by Penn National.

 Interest Expense

Interest expense decreased primarily due to the decrease in contingent interest incurred on the Shreveport Notes and the elimination of amortization of deferred finance fees as a resulted of the Penn National acquisition.

Other Expenses

Other expenses in 2003 consist of reorganization costs incurred by legal and financial advisors in connection with debt restructuring negotiations and planning. These expenses totaled $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

We have experienced net losses since our opening on December 20, 2000 and operating losses in five out of the last six quarters.  There can be no assurance that we will not experience operating losses in the future.  Because of our current capital structure and current levels of operations and revenue, we anticipate that we will continue to experience net losses.   We are also in default under the terms of the indentures governing our Shreveport Notes and have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations have not been sufficient to fund our capital needs and debt service under our current capital structure and we do not believe that it will be sufficient for the foreseeable future.  Penn National has no obligation and does not plan to provide any additional financial support to us. All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

Under Chapter 11, actions to collect certain claims against us in existence prior to the filing of the petitions for relief are stayed while we continue business operations as debtor-in-possession.  These claims are reflected in the December 31, 2004 consolidated balance sheet as “liabilities subject to compromise”.  Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts such as leases and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  We received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages and customer obligations.  We have determined that there is insufficient collateral to cover the amounts owing on the Shreveport Notes and have discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.

Cash flows

Historically, our primary sources of liquidity and capital resources have been cash flow from operations and proceeds from the issuance of debt securities.

Net cash provided by operating activities was $3.2 million for the year ended December 31, 2004. This consisted primarily of a net loss of $29.4 million; non-cash reconciling items of $10.0 million and a net increase in current liability accounts (partly offset by a net increase in current asset accounts) of $22.4 million. If we had made the interest payments on the Shreveport Notes on February 1 and August 1, 2004 totaling approximately $24.6 million, operating activities would have had a negative cash flow of $21.4 million for the year ended December 31, 2004.  Operating cash flows resulting from our reorganization consisted of interest received on cash accumulated amounting to $.1 million and professional fees paid for services rendered amounting to $6.1 million.

Cash flows used in investing activities totaled $1.5 million for the year ended December 31, 2004. This amount was spent on maintenance capital expenditures at the property.

Cash flows used in financing activities were not significant during the year ended December 31, 2004.

Capital Expenditures

During the year we spent approximately $1.5 million on maintenance capital expenditures at the property.  In 2005, we are planning to spend approximately $5.4 million on maintenance capital expenditures to include the purchase of 254 new slot machines and the conversion and upgrade of an additional 308 slot machines to “ticket in/ticket out” capability.

$150 Million 13% First Mortgage Notes

In August 1999, the Hollywood Casino Shreveport general partnership and Shreveport Capital issued $150 million of the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $.6 million and $.3 million for the years ended December 31, 2003 and 2004, respectively. Accrued contingent interest amounted to $1.8 million and $2.4 million at December 31, 2003 and 2004, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise Hollywood Casino Shreveport other than certain assets that secure the Senior Secured Notes and up to $6 million in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Hollywood Casino Shreveport’s interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HWCC-Louisiana, Inc., HCS I, Inc. and HCS II, Inc. (collectively, the “Guarantors”).

Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors’ assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in Hollywood Casino Shreveport.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2004 at 103.25% of the then outstanding principal amount, decreasing to 100% on August 1, 2005.  (See Event of Default and Bankruptcy Filings, below, regarding required repurchase offer at 101%).

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

$39 Million 13% Senior Secured Notes

In June 2001, Hollywood Casino Shreveport and Shreveport Capital Corporation issued $39 million of the Senior Secured Notes. The Senior Secured Notes were issued at an initial premium of $1.2 million to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $.2 million and $.1 million for the years ended December 31, 2003 and 2004, respectively.  Accrued contingent interest amounted to $.4 million and $.5 million at December 31, 2003 and 2004, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino. Proceeds from the Senior Secured Notes were used, in part, to retire our then outstanding capital lease obligation with the remainder available for working capital purposes.

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

Event of default and bankruptcy filings

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003. After consultation with an ad hoc committee of holders of the Shreveport Notes, we began a process which we hoped would result in the sale or other disposition of the riverboat casino/hotel complex. There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to repay the Shreveport Notes in full. We currently anticipate that any such sale or other disposition would be effected through the pending Chapter 11 cases.

On August 27, 2004, acting by and through our managing general partner, HCS I, Inc., we entered into an agreement with Eldorado providing for our acquisition by certain affiliates of Eldorado.  On October 18, 2004, acting by and through HCS I, Inc., we entered into a definitive Investment Agreement with Eldorado and certain of its affiliates providing for the acquisition of the reorganized Hollywood Casino Shreveport by Eldorado’s affiliates.   The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce our outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of our existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  Eldorado’s affiliates would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  We had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, we filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, approval by the Louisiana Gaming Control Board and certain other conditions.

On September 10, 2004, certain of our creditors filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond, a holder of our notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire us, and by two of our construction contractors, who have been in litigation with us over amounts owing on our 1999 construction contract (see Item 3, Legal Proceedings).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and we became a “debtor-in-possession”.  We will continue to manage our assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004, the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that:

•                  The pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion.

•                  The scope of the solicitations for bids was sufficient and adequate.

•                  Bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated.

•                  The decision to select the bid submitted by Eldorado to pursue closure was appropriate.

•                  As of August 27, 2004, the Eldorado bid offered the highest economic return to creditors.

•                  Although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction.

•                  The attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer.

•                  A new formal auction process is not in the best interest of HCS and its creditors.

We subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of our hotel and casino by Eldorado under the agreement announced last year.  The Bondholder Committee in the Chapter 11 cases has joined us as a proponent of the Plan.  The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005.  Black Diamond and KOAR International continue to express an interest in jointly acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan.  We intend to oppose that request.  The Bankruptcy Court has set a hearing for April 4, 2005 on Black Diamond’s motion to terminate our period of exclusivity for filing a reorganization plan.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on our day-to-day operations, we believe our significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged  management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on our competitive position with our customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full. We currently anticipate that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.

Commitments and contingencies

Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	2005	2006– 2007	2008 - 2009	2010 and After
13% First Mortgage Notes due 2006(1)
Principal	$150,000	$150,000	$—	$—	$—
Interest	39,486	39,486	—	—	—
13% Senior Secured Notes due 2006(2)
Principal	39,000	39,000	—	—	—
Interest	10,246	10,246	—	—	—
Purchase obligations and commitments	4,401	4,160	241	—	—
Operating leases	1,865	372	386	280	827
Other	6	6	—	—	—
Total	$245,004	$243,270	$627	$280	$827

(1)           The $150 million aggregate principal amount of 13% First Mortgage Notes are in default.  The contractual cash obligation for interest payments as of December 31, 2004 shown in the above table includes approximately $6 million not reflected in the accompanying consolidated financial statements which represents contractual interest for periods subsequent to the close of business on September 10, 2004.

(2)           The $39 million aggregate principal amount of 13% Senior Secured Notes are in default.  The contractual cash obligation for interest payments as of December 31, 2004 shown in the above table includes approximately $1.6 million not reflected in the accompanying consolidated financial statements which represents contractual interest for periods subsequent to the close of business on September 10, 2004.

Included in the foregoing amounts are significant pre-petition obligations.  Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. In addition, we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown in the above table and discussed above may not reflect actual cash outlays in the future periods.

Other Commercial Commitments

None

Management Contract for Hollywood Casino Shreveport

HWCC-Shreveport, Inc., a wholly-owned subsidiary of Hollywood Casino Corporation, provides certain management services to us under the terms of a management agreement. Under the terms of the management agreement, HWCC-Shreveport, Inc. earns basic and incentive management fees for its services. The basic fee equals approximately 2% of our net revenues and the incentive fee equals the sum of (1) 5% of our earnings before interest, taxes, depreciation and amortization as defined in the agreement (“EBITDA”) between $25 million and $35 million, (2) 7% of our EBITDA between $35 million and $40 million, and (3) 10% of our EBITDA over $40 million.  In addition, we reimburse HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement.

Such fees amounted to $2.5 million for the fiscal year 2004, the payment of which was deferred. Under the indenture and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the casino.

Shreveport Paddlewheels, L.L.C. Residual Interest Payments and Marine Services Agreement

HCS I, Inc. and HCS II, Inc. have assumed HWCC-Louisiana, Inc.’s obligation to cause us to pay Shreveport Paddlewheels, L.L.C., or Paddlewheels, a Louisiana limited liability company, an amount equal to approximately 1% of the casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in us to HWCC-Louisiana, Inc. and Sodak Louisiana, L.L.C. in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc.  We are also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels were to be made for so long as it remained our joint venture partner.  We accrued distributions totaling $1.3 million and incurred marine services fees of $.4 million under these agreements during fiscal year 2004.  Since July 10, 2003, we suspended payments to Paddlewheels due to the event of default on the Shreveport Notes.

City of Shreveport Ground Lease

We entered into a ground lease with the City of Shreveport for the land on which the casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $.5 million per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $.4 million. The annual base rental payment will be $.5 million for the second five-year renewal term, $.5 million for the third five-year renewal term, $.6 million for the fourth five-year renewal term and $.7 million for the fifth five year renewal term with no further increases.  The base rental portion of the ground lease is being amortized on a straight-line basis.  In addition to the base rent, we pay a monthly percentage rent equal to the greater of (1) $.5 million per year or (2) the sum of 1% of our adjusted gross revenues and the amount by which 50% of the net income from our parking facilities exceeds a specified parking income credit.  Ground lease rentals amounted to approximately $1.8 million for the year ended December 31, 2004, including percentage rentals amounting to $1.3 million.  In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively.  These additional charges amounted to $4.9 million for the year ending December 31, 2004.

Critical Accounting Estimates

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods and estimates used in the preparation of financial statements. Critical accounting estimates and assumptions are made in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles and affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularity in areas where changes in these estimates and assumptions could have a material affect on our results of operations, financial position and cash flows. The critical accounting estimates that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Valuation of long-lived tangible and intangible assets, including goodwill

Effective with the close of business on February 28, 2003, we were acquired by Penn National as part of its acquisition of Hollywood Casino Corporation and its subsidiaries.  As a result of certain accounting requirements, we adjusted our assets and liabilities to reflect fair values as of the date of acquisition.  The purchase price adjustments reflected in our consolidated financial statements include the fair values of property and equipment based on independent appraisals obtained by Penn National and a bond valuation allowance that reduces the value of the Shreveport Notes to their estimated fair value. No goodwill was recorded in connection with the acquisition.

The purchase price allocation process required management’s estimates and judgments as to the remaining useful lives of the assets purchased and the fair value of other assets, liabilities and debt. If growth rates, operating margins, fair value of debt or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the consolidated financial statements could result in a possible impairment of the assets and a further adjustment to the bond valuation allowance.

At December 31, 2004, we had a net property and equipment balance of $102.6 million, representing 75.7% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring changes in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment losses for these assets. Such impairment losses would be recognized as a non-cash component of operating income.

Litigation, Claims and Assessments

We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. If our assessment of such a matter should change, we may have to change the estimates, which may have an adverse effect on our results of operations. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statements No. 123 and 95.”  SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  We account for stock options granted by our parent company to our employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  SFAS No. 123(R) is effective for interim or annual periods beginning after June 15, 2005.  It is not currently anticipated that additional stock options will be issued to our employees; accordingly, the adoption of SFAS No. 123(R) is not expected to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring after June 15, 2005 and its adoption is not expected to have a significant impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005 and its adoption is not expected to have a significant impact on our results of operations or financial condition.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Both the First Mortgage Notes issued to finance construction of the Hollywood Casino Shreveport and the Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest effective with the casino’s opening. Contingent interest under the indentures governing the First Mortgage Notes and the Senior Secured Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume that the annual consolidated cash flow of the casino was at least $100 million. The contingent component of interest under the First Mortgage Notes and the Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by our cash flows and can only be paid if certain coverage ratios are met, our liquidity and capital resources will not be compromised by the payment, if any, of contingent interest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Hollywood Casino Shreveport:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Shreveport and subsidiaries (a Louisiana general partnership) as of December 31, 2004 and 2003 and the related consolidated statements of operations, change in partners’ deficiency and cash flows for the year ended December 31, 2004 and the period from March 1, 2003 through December 31, 2003.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino Shreveport and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from March 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Partnership has suffered net losses over several years, has a significant deficiency in its partners’ capital, and is in default under certain of its debt agreements.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans about these matters are more fully described in Note 1, including its bankruptcy proceedings.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 28, 2005

Report of Independent Registered Public Accounting Firm

To the Partners of Hollywood Casino Shreveport:

We have audited the accompanying consolidated statements of operations, changes in partners’ deficiency and cash flows for the period from January 1, 2003 through February 28, 2003 and for the year ended December 31, 2002 of Hollywood Casino Shreveport (a Louisiana general partnership and formerly known as QNOV) and subsidiaries.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Hollywood Casino Shreveport and subsidiaries for the period from January 1, 2003 through February 28, 2003, and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in the Predecessor Note to the financial statements under the caption “Liquidity Issues,” Hollywood Casino Shreveport may not be able to meet its financial obligations.  In addition, as discussed in the Predecessor Note, the Partnership has experienced continuing net losses and has a significant deficiency in its partners’ capital.  Both of these matters raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the Predecessor Note under the caption “Liquidity Issues.”  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2003

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

(Debtors-in-Possession)

CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Basis
	December 31.
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$24,810	$26,472
Accounts receivable, net of allowances of $730 and $802, respectively	1,698	2,234
Inventories	1,974	1,512
Prepaid expenses and other current assets	2,113	2,320
Total current assets	30,595	32,538

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,056	75,088
Riverboat	15,379	15,392
Furniture and equipment	18,408	19,839
	118,843	120,319
Less-accumulated depreciation	(8,100)	(17,755)
	110,743	102,564

Other assets	373	342
	$141,711	$135,444

Liabilities and Partners’ Deficiency
Liabilities Not Subject to Compromise
Current liabilities:
Current maturities of long-term debt, net of valuation allowance of $70,348 in 2003	$119,345	$—
Accounts payable	5,723	1,967
Accrued liabilities
Salaries and wages	2,212	1,637
Interest	24,780	—
Gaming and other taxes	1,446	1,555
Insurance	2,091	1,635
Other	3,300	2,992
Due to affiliates, net of valuation allowance of $6,420 in 2003	3,269	60
Other current liabilities	1,528	1,276
Total current liabilities	163,694	11,122

Liabilities subject to compromise (Note 4)	—	176,866

Other noncurrent liabilities	403	509

Commitments and contingencies

Partners’ deficiency	(22,386)	(53,053)
	$141,711	$135,444

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Predecessor Basis		Successor Basis
	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004

Revenues:
Casino	$146,070	$22,730	$105,330	$123,570
Rooms	9,279	1,353	7,341	8,521
Foods and beverages	24,441	3,784	17,890	21,890
Other	2,473	376	1,890	2,441
	182,263	28,243	132,451	156,422
Less promotional allowances	(35,907)	(5,262)	(18,527)	(22,272)
Net revenues	146,356	22,981	113,924	134,150

Expenses:
Casino	106,391	16,700	57,225	69,494
Rooms	2,229	344	3,148	3,559
Food and beverage	6,784	983	15,287	19,907
Other	2,916	516	7,833	10,125
General and administrative	10,333	1,447	20,459	23,898
Depreciation and amortization	16,157	2,715	8,104	9,660
Impairment loss	179	—	—	—

Total expenses	144,989	22,705	112,056	136,643

Income (loss) from operations	1,367	276	1,868	(2,493)

Non-operating income (expenses):
Interest income	200	17	77	89
Interest expense (contractual interest of $24,715 in 2004)	(26,744)	(4,456)	(20,870)	(17,237)
Equity in loss of unconsolidated affiliate	(313)	—	—	—
Arbitration settlement	—	—	—	(3,120)
Reorganization costs, net of interest income of $105 in 2004	—	—	(2,384)	(6,635)
Total non-operating expenses, net	(26,857)	(4,439)	(23,177)	(26,903)

Net loss	$(25,490)	$(4,163)	$(21,309)	$(29,396)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ DEFICIENCY
(In thousands)

For the Year Ended December 31, 2002 and
For the Period from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and For the Period From March 1, 2003 Through December 31, 2003 and

the Year Ended December 31, 2004 (Successor Basis)

	Former Partners	HCS I, Inc	HCS II, Inc.	Shreveport Paddlewheels L.L.C.	Totals
Predecessor Basis

Balances, January 1, 2002	$(5,000)	$(5,644)	$(55)	$2,000	$(8,699)
Capital contributions	—	2,060	21	—	2,081
Partnership distributions	—	(1,449)	(15)	—	(1,464)
Net loss	—	(25,235)	(255)	—	(25,490)

Balances, December 31, 2002	(5,000)	(30,268)	(304)	2,000	(33,572)
Capital Contributions	—	792	8	—	800
Partnership distributions	—	(228)	(2)	—	(230)
Net loss for the period January 1, 2003 through February 28, 2003	—	(4,121)	(42)	—	(4,163)
Acquisition adjustment	5,000	33,825	340	(2,000)	37,165

Successor Basis
Balances, March 1, 2003	—	—	—	—	—
Partnership distributions	—	(1,066)	(11)	—	(1,077)
Net loss for the period March 1, 2003 through December 31, 2003	—	(21,096)	(213)	—	(21,309)

Balances, December 31, 2003	—	(22,162)	(224)	—	(22,386)
Partnership distributions	—	(1,258)	(13)	—	(1,271)
Net loss	—	(29,102)	(294)	—	(29,396)

Balances, December 31, 2004	$—	$(52,522)	$(531)	$—	$(53,053)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1 to February 28, 2003	Period from March 1 to December 31, 2003	Year Ended December 31, 2004
OPERATING ACTIVITIES:
Net loss	$(25,490)	$(4,163)	$(21,309)	$(29,396)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of premium	17,274	2,902	7,667	9,498
Impairment loss	179	—	—	—
(Gain) loss on disposal of assets	(16)	—	—	7
Write off investment in unconsolidated affiliate	313	—	—	—
Provision for doubtful accounts	444	55	451	463
(Increase) decrease in accounts receivable	(635)	185	3,919	(999)
Increase (decrease) in accounts payable and accrued liabilities	1,643	(9,124)	20,988	20,536
Net change in affiliate balances	2,316	577	2,195	2,908
Net change in other current assets and liabilities	(151)	(140)	(756)	3
Net change in other noncurrent assets and liabilities	133	20	95	137
Net cash (used in) provided by operating activities	(3,990)	(9,688)	13,250	3,157

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,497)	(224)	(369)	(1,488)
Proceeds from the disposal of assets	32	—	—	—
Net cash used in investing activities	(1,465)	(224)	(369)	(1,488)

FINANCING ACTIVITIES:
Repayment of long-term debt	(7)	(1)	(7)	(7)
Deferred financing costs	(5)	—	—	—
Capital contributions	2,081	800	—	—
Partner distributions	(1,452)	(238)	(338)	—
Net cash provided by (used in) financing activities	617	561	(345)	(7)

Net (decrease) increase in cash and cash equivalents	(4,838)	(9,351)	12,536	1,662
Cash and cash equivalents at beginning of period	26,463	21,625	12,274	24,810
Cash and cash equivalents at end of period	$21,625	$12,274	$24,810	$26,472

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Successor’s Note

Business

The Hollywood Casino Shreveport resort consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino that opened on December 20, 2000. The casino contains approximately 59,000 square feet of space with approximately 1,400 slot machines, 61 table games and ten poker tables.

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Amenities include the Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, the Hollywood Diner, the Hollywood Director’s Club and the Hollywood Celebrity Lounge, a spa and the Hollywood Casino Studio Store®, which features themed and logo merchandise.  Hollywood Casino Shreveport also features the unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at other properties owned by its parent, Hollywood Casino Corporation.

The Hollywood Casino Shreveport resort is owned by the Hollywood Casino Shreveport general partnership (“HCS”) which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC-Louisiana, Inc. (“HCL”), a Louisiana corporation.  HCL is wholly-owned by Hollywood Casino Corporation (“HCC”).  HCS I, Inc. has an effective 99% interest in HCS and is its managing general partner, and HCS II, Inc. has an effective 1% interest in HCS.  Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, has a residual interest in HCS.  HCS operates Hollywood Casino Shreveport under a management agreement with HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC.

Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of HCC and its subsidiaries, including HCS.  Penn National “pushed down” its basis in HCS in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.”  The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) include management’s assessment of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.  SFAS No. 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of HCS’s assets and liabilities. (See Note 10 for Predecessor Note).

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

The differences in financial presentation from the Predecessor Basis to the Successor Basis include the reclassification of cash awards from promotional allowances to a reduction of casino revenues and a reclassification of marketing giveaways and coupons from promotional allowances to marketing expense.  The effect for the predecessor period from January 1, 2003 to February 28, 2003 was a decrease in casino revenue of $.7 million, a decrease in promotional allowances of $1.6 million and an increase in operating expenses of $.9 million.  In addition, depreciation of property and equipment for periods subsequent to March 1, 2003 have been adjusted to reflect the revised estimates of fair value established as a result of the aforementioned appraisal.

Sale of Property and Bankruptcy Filings

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments on the Shreveport Notes aggregating approximately $36.9 million.

In addition, HCS has experienced net losses since inception and operating losses in five out of the last six quarters and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process. The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of HCS’s existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, Louisiana Gaming Control Board (“LGCB”) approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond Capital Management, LLC (“Black Diamond”), a holder of HCS’s notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire HCS, and by two construction contractors who have been in litigation with HCS over amounts owing on HCS’s 1999 construction contract (see Note 5).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and HCS became a “debtor-in-possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004 the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that (1) the pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion; (2) the scope of the solicitations for bids was sufficient and adequate; (3) bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated; (4) the decision to select the bid submitted by Eldorado to pursue closure was appropriate; (5) as of August 27, 2004, the Eldorado bid offered the highest economic return to creditors; (6) although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction; (7) the attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer; and (8) a new formal auction process is not in the best interest of HCS and its creditors.

HCS subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of HCS’s hotel and casino by Eldorado under the agreement announced last year.  The Bondholder Committee in the Chapter 11 cases has joined HCS as a proponent of the Plan.  The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005.  Black Diamond and KOAR International continue to express an interest in jointly acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan.  Management intends to oppose that request.  The Bankruptcy Court has set a hearing for April 4, 2005 on Black Diamond’s motion to terminate HCS’s period of exclusivity for filing a reorganization plan.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on its day-to-day operations, management believes that HCS’s significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it had had and may continue to have an adverse effect on employee morale and turnover and on HCS’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full.  Management currently anticipates that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. As previously noted, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

As a result of the Chapter 11 cases, the accompanying consolidated financial statements of HCS and its subsidiaries have been prepared in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”   Under Chapter 11, actions to collect certain claims against HCS in existence prior to the filing of the petitions for relief are stayed while HCS continues business operations as debtor-in-possession.  These claims are reflected in the December 31, 2004 consolidated balance sheet as “liabilities subject to compromise”.   Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts such as leases and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  HCS received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages and customer obligations.  HCS has determined that there is insufficient collateral to cover the amounts owing on the Shreveport Notes and has discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.  Contractual interest on these obligations is disclosed on the accompanying consolidated statement of operations for the year ended December 31, 2004.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HCS and its wholly-owned subsidiary, Shreveport Capital Corporation (collectively, “HCS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

HCS considers all cash balances and highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject HCS to credit risk consist of cash equivalents and accounts receivable.

HCS’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, HCS has bank deposits and overnight repurchase agreements that may exceed federally insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through HCS’s credit evaluation process.  HCS issues markers to approved casino customers following background checks and investigations of creditworthiness.

Allowance for Doubtful Accounts

Accounts are written off when management determines that an account is uncollectible.  Recoveries of accounts previously written off are recorded when received.  An estimated allowance for doubtful accounts is determined to reduce HCS’s receivables to their carrying value, which approximates fair value.  The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions.  Historically, HCS has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents:  The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

Long-term Debt:  In the Successor Period, long-term debt is based on the fair value of the underlying collateral.

Property and Equipment

Property and equipment are stated at cost.  Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred.  Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold Improvements	10 to 20 years

HCS reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows.  As of December 31, 2004, HCS has determined that no impairment has occurred.

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Deferred Financing Costs

During the Predecessor Period, deferred financing costs that were incurred by HCS in connection with the issuance of debt were deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.  There were no deferred financing costs during the Successor Period.

Income Taxes

HCS is a partnership and its tax attributes, including income and expense items are passed through to its partners.  Accordingly, the accompanying consolidated financial statements do not reflect state or federal income taxes.

Reorganization Costs, net

Reorganization costs are costs incurred by legal and financial advisors in connection with debt restructuring negotiations and planning.  These expenses have been reduced in 2004 by $.1 million, representing the estimated interest income earned on cash which has accumulated as a result of our not paying our debt obligations currently.

Revenue Recognition

In accordance with gaming industry practice, HCS recognizes casino revenues as the net of gaming wins less losses.  Net revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers.  These amounts that are included in promotional allowances were as follows (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004

Rooms	$5,305	$720	$4,382	$4,595
Food and beverage	18,419	2,858	13,645	17,029
Other	681	81	500	648
Customer loyalty programs	11,502	1,603	—	—
Total promotional allowances	$35,907	$5,262	$18,527	$22,272

The estimated cost of providing such complimentary services that is included in operating expenses was as follows (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004
Rooms	$2,628	$388	$1,889	$1,919
Food and beverage	19,271	3,030	11,663	15,498
Other	1,028	142	2,031	2,526
Total cost of complimentary services	$22,927	$3,560	$15,583	$19,943

Certain Risks and Uncertainties

The operations of HCS are dependent on the continued licensing of HCS by the LGCB.  On September 14, 2004, the LGCB conditionally renewed the Louisiana riverboat gaming license of HCS, subject to (1) the full execution by HCS and Eldorado of a definitive agreement governing Eldorado’s proposed acquisition of HCS not later than October 19, 2004 (see Note 1), (2) the submission by HCS to the LGCB of a Petition to Approve Transfer of Interest, together with such definitive agreement, not later than October 19, 2004 and (3) upon the submission of such Petition to Approve Transfer of Interest, the making by all appropriate persons and entities of the proper applications for findings of suitability and the submission by such persons or entities to such background and suitability investigations as may be required by Louisiana gaming law and may be conducted by the Louisiana State Police, Casino Section and Audit Section.  These requirements for the conditional renewal of the Louisiana gaming license for HCS were timely satisfied on or before October 19, 2004 and the investigation of the suitability of Eldorado was commenced thereafter.  The loss of a license in the jurisdiction in which the Company operates could have a material adverse effect on future results of operations.

HCS is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues.  If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, HCS’s results of operations could be adversely affected.

HCS is also dependent upon stable gaming and admission taxes in the local jurisdictions in which it operates and in the State of Louisiana.  Any change in such taxes could have a material adverse effect on future results of operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123(R), “Share-Based Payment – an Amendment of FASB Statements No. 123 and 95.”  SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  HCS accounts for stock options granted by its parent company to its employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  SFAS No. 123(R) is effective for interim or annual periods beginning after June 15, 2005.  It is not currently anticipated that additional stock options will be issued to HCS’s employees; accordingly, the adoption of SFAS No. 123(R) is not expected to have a material impact on HCS’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring after June 15, 2005 and its adoption is not expected to have a significant impact on HCS’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005 and its adoption is not expected to have a significant impact on HCS’s results of operations or financial condition.

3.             Long-term Debt

HCS and Shreveport Capital are co-issuers of the Shreveport Notes.  HCS is a general partnership that owns the casino operations. Shreveport Capital is a wholly-owned subsidiary of HCS formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than HCS, Shreveport Capital, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.), and are secured by substantially all of the assets of the casino, and, in the case of the First Mortgage Notes, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly-owned subsidiary of Penn National with and into HCC.  HCS determined that it did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures.  Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures.  In addition, HCS did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  As a result of the Chapter 11 filings previously discussed in Note 1, the accrual of interest on the Shreveport Notes for periods subsequent to the close of business on September 10, 2004 has been suspended.  During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.  As a result of the Chapter 11 filings previously discussed in Note 1, the Shreveport Notes are included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004 (see Note 4).

Long-term debt at December 31, 2003 was as follows (in thousands):

13% First Mortgage Notes, with contingent interest, due 2006	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $680	39,680
Less: valuation allowance	(70,348)
Other	13
119,345
Less current maturities	(119,345)
$—

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date.  The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS.  Contingent interest may not be paid to the extent that payment will result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid by HCS since its opening.  No contingent interest has been accrued on the accompanying consolidated financial statements since the close of business on September 10, 2004 as a result of the Chapter 11 filings.  On a contractual basis, contingent interest for the period from the close of business on September 10 through December 31, 2004 would have been $37,000 with respect to the First Mortgage Notes and $10,000 with respect to the Senior Secured Notes.

	Predecessor Basis		Successor Basis
Contingent Interest Expense	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004
	(in thousands)
First Mortgage Notes	$836	$139	$447	$266
Senior Secured Notes	219	36	116	73
	$1,055	$175	$563	$339

Accrued contingent interest of $1.8 million with respect to the First Mortgage Notes and $.4 million with respect to the Senior Secured Notes is included in accrued interest payable on the accompanying consolidated balance sheet at December 31, 2003.  Accrued contingent interest of $2.1 million with respect to the First Mortgage Notes and $.5 million with respect to the Senior Secured Notes is included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004 (see Note 4).

4.             Liabilities Subject to Compromise

Liabilities subject to compromise under the Chapter 11 filings consist of the following at December 31, 2004:

13% First Mortgage Notes, with contingent interest, due 2006	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $518	39,518
Valuation allowance on Shreveport Notes	(70,348)
Accrued interest	42,179
Accounts payable and accrued liabilities	3
Due to affiliates, net of valuation allowance of $6,420	7,389
Construction retainage	6,731
Litigation reserves (Note 5)	1,388
Other	6
$176,866

5.             Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels is entitled to receive, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS.  Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc.  Such allocations amounted to $1.5 million for the year ended December 31, 2002, $.2 million for the period from January 1, 2003 through February 28, 2003, $1.1 million for the period from March 1, 2003 through December 31, 2003 and $1.3 million for the year ended December 31, 2004.  Unpaid distributions of $.8 million are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2003.  Unpaid distributions of $2.1 million are included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004.   Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

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

On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.  The $4.0 million settlement was considered in management’s assessment of the purchase price adjustments required in accordance with SFAS No. 141.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and on the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004, the arbitration panel issued an Interim Award on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to HCS of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The general contractor also claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  HCS recorded an additional $3.1 million liability during the third quarter of 2004 with respect to the Interim Award issued by the arbitration panel.  The resulting liability is included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004 (see Note 4).  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interim Award.  An arbitration hearing on HCS’s claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed until June 2005.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself.  In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit.  A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled.  HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.  During the session of the Louisiana Legislature which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’ monthly net gaming proceeds, but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it will conduct a sales and use tax audit covering the period August 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested the claims set forth in the audit request and will continue to do so.  HCS and the Bossier Parish Police Jury are currently in negotiations in an effort to settle the pending lawsuit, the effect of any potential future legislation and the sales and use tax audit.

A number of individual employees have brought similar gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery..

As more fully discussed in Note 1, on September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  In addition, on October 30, 2004, HCS I, Inc., HCS II, Inc., HCL and Shreveport Capital commenced voluntary cases under Chapter 11, which cases are pending.

All of the proceedings in which HCS is a defendant have been automatically stayed as a result of the involuntary petition for relief under Chapter 11 filed on September 10, 2004.

Employee Benefit Plans

HCS participated in a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covered all eligible employees and was sponsored by Hollywood Casino Corporation.  The plan allowed employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis.  Employer contributions to the plan were set at 50% of the employees’ elective salary deferrals up to a maximum of 5% of employee compensation.  For the year ended December 31, 2002 and for the two months ended February 28, 2003, HCS expensed $.1 million and $12,000, respectively, as contributions to the plan.

On August 1, 2003, the plan was merged into Penn National Gaming, Inc.’s retirement savings plan that also qualifies under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employer contributions to the plan are set at 50% of the employee’s elective salary deferrals up to a maximum of 6% of employee compensation.  For the period from March 1, 2003 to December 31 2003 and the year ended December 31, 2004, HCS expensed $.2 million and $.3 million, respectively, as contributions to the plan.

Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the casino was built. The terms of the ground lease require the payment by HCS of base rent to the City of Shreveport, percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board.

Payments made under the terms of the ground lease are as follows (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004
Ground lease:
Base rent	$573	$95	$478	$573
Percentage rent	1,464	230	1,078	1,274
	$2,037	$325	$1,556	$1,847

Payment in lieu of admissions fees	$5,637	$864	$4,159	$4,924

Expenses under operating leases (exclusive of the ground lease) for the year ended December 31, 2004 amounted to $506,000.  Future minimum lease payments as of December 31, 2004 under operating lease obligations (other than the ground lease) having an initial or remaining non-cancelable term in excess of one year (subject to possible rejection under the Chapter 11 proceedings) are as follows (in thousands):

Year Ended December 31,

2005	$304
2006	233
2007	153
2008	140
2009	140
Thereafter	827

$1,797

6.            Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2004 (in thousands):

	Fiscal Quarter
	Predecessor Basis	Successor Basis
2003	January 1 to February 28	March 1 to March 31	Second	Third	Fourth
Net revenue	$22,981	$12,710	$33,759	$35,411	$32,044
Income (loss) from operations	276	1,742	749	(209)	(414)
Net loss	(4,163)	(545)	(6,513)	(7,531)	(6,720)

	Fiscal Quarter
2004	First	Second	Third (Restated)	Fourth
Net revenue	$36,901	$34,152	$33,627	$29,470
Income (loss) from operations	1,053	(1,222)	(884)	(1,440)
Net loss (1)	(6,198)	(8,365)	(11,247)	(3,586)

(1)  Reflects a decrease in the previously reported net loss for the third quarter of 2004 in the amount of $1.4 million.  In accordance with the requirements of Statement of Position 90-7 (see Note 1), as a result of HCS having determined that there is insufficient collateral to cover the interest portion of scheduled payments on the Shreveport Notes, the accrual of interest on these obligations ceased effective with the close of business on September 10, 2004.  The previously issued quarterly financial statements included the accrual of interest through September 30, 2004.

7.            Related Party Transactions

HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC, provides certain management services to the Shreveport casino under the terms of a management agreement.  HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $2.9 million for the year ended December 31, 2002, $.5 million for the period from January 1, 2003 through February 28, 2003, $2.1 million for the period from March 1, 2003 through December 31, 2003 and $2.5 million for the year ended December 31, 2004 and are included in general and administrative expenses on the accompanying consolidated statements of operations.  Management fees payable at December 31, 2003, net of a valuation allowance of $6.4 million, amounted to $2.2 million and are included in due to affiliates on the accompanying consolidated balance sheet.  Management fees payable at December 31, 2004, net of a valuation allowance of $6.4 million, amounted to $4.7 million and are included in liabilities subject to compromise (see Note 4) on the accompanying consolidated balance sheet.  Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.  Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS.  The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, provides for HCS to pay a monthly fee of $30,000.  HCS expensed $.4 million for the year ended December 31, 2002, $.1 million for the period from January 1, 2003 through February 28, 2003,  $.3 million for the period from March 1, 2003 through December 31, 2003 and $.4 million for the year ended December 31, 2004 under the agreement.  Unpaid charges of $.2 million are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2003.  Unpaid charges of $.6 million are included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004 (see Note 4).  Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.  HCS believes that the payments may more properly be characterized as equity payments and intends to raise this issue in its Chapter 11 case.

8.             Supplemental Cash Flow Information

HCS paid interest totaling $24.6 million during the year ended December 31, 2002 and $12.3 million for the period from January 1, 2003 through February 28, 2003.  No interest has been paid subsequent to February 28, 2003.  HCS paid no income taxes during the years ended December 31, 2002, 2003 or 2004.

Operating cash receipts and disbursements resulting from the reorganization of HCS during the year ended December 31, 2004 consisted of interest received on cash accumulated because of the Chapter 11 proceeding amounting to $.1 million and professional fees paid for services rendered amounting to $6.1 million.  There were no cash flows from investing or financing activities during the year ended December 31, 2004 resulting from the reorganization.

 9.             Stock Option Plan

Certain employees of HCS were granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long Term Incentive Plan.  On March 3, 2003, due to the change of control provisions in the plan, all of the stock options granted under the plan became exercisable and were exercised.  In October 2003 Penn National issued options to an HCS employee to acquire 15,000 shares of Penn National common stock under the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.

10.          Predecessor Note

The disclosures contained in this Note are as of the date of the Predecessor Independent Registered Public Accounting Firm’s report (April 11, 2003) and should be read in conjunction with the other Notes to Consolidated Financial Statements.

Organization, History, Business and Basis of Presentation - Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC-Louisiana, Inc. (“HCL”), a Louisiana corporation which is ultimately wholly-owned by Hollywood Casino Corporation (“HCC”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana.  Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”).  Hilton and NOP are collectively referred to herein as the “former partners.”  QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 190 miles east of Dallas, Texas.  Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport.  The former partners sought to transfer the license to operate in Shreveport to another interested party.  Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”).  Accordingly, the transfer of the license to HCL, Sodak and Paddlewheels to operate in Shreveport was structured as the acquisition of the interests of the former partners of QNOV.  The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5 million obligation to the City of New Orleans.  The $5 million obligation was paid by HCS in August 1999 upon the issuance of $150 million of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”).  The Shreveport Casino was completed and opened on December 20, 2000.  Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino.  The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,423 slot machines, 61 table games and six poker stations and a 403-room, all suite, art deco style hotel.  The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee.

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB.  HCS’s current license to operate the Shreveport Casino expires on October 14, 2004 (the license was subsequently renewed on a conditional basis—see Note 2).

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations.  Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account.   On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001.  The revised structure of the partnership was approved by the LGCB on April 20, 1999.  As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining its 10% residual interest.  During July 1999, Sodak was merged into HCL.

Also during July 1999, HCL formed two new, wholly-owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations.  HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc.  In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS.  As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner.  HCS II, Inc. now has an effective 1% interest in HCS.  Paddlewheels retained its 10% residual interest in HCS.  The revised partnership structure was approved by the LGCB on July 20, 1999.  HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999.  Once HCS secured financing for the Shreveport Casino, HCL contributed an additional $43.7 million to HCS through HCS I, Inc. and HCS II, Inc.  HCL also loaned $1 million to Paddlewheels which Paddlewheels contributed to HCS.  HCL made additional capital contributions to HCS through HCS I, Inc. and HCS II, Inc. of $8.7 million in May 2001 and $5.9 million in December 2000.  Capital contributions from HCC, HCL’s parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

Additionally, in July 1999, HCS formed a new, wholly-owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation.  HCS contributed $1,000 of capital to Shreveport Capital.  Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and subsequently became a co-issuer with respect to the $39 million of 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes”) issued in June 2001.  Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities.  Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

In November 2002, HCL issued additional shares of its common stock to HWCC-Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC’s then-existing loan agreements.  The initial stock purchase in the amount of $.3 million, together with subsequent capital contributions of $1.8 million in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs.  Subsequent to December 31, 2002, an additional $.8 million was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

The accompanying consolidated financial statements include the accounts of HCS and its wholly-owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC (“Golf”).  All significant intercompany balances have been eliminated in consolidation.  Golf, a Delaware limited liability company, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino.  Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method.  Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed.  Accordingly, HCS provided a reserve of $.3 million during April 2002 to write down its investment in the limited liability company to a zero value.  The partners terminated the joint venture effective as of September 30, 2002.

HCS estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas.  The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

HCC (the then-ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC became a wholly-owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003.

Liquidity Issues - The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS.  Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes (collectively, the Shreveport Notes”).  With Penn National’s approval, Holdings contributed an aggregate of $800,000 subsequent to December 31, 2002 to assist HCS in making its interest payments.

The terms of the indentures for the Shreveport Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”).  Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions.  Penn National concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer.  On March 3, 2003, Penn National announced that the requisite number of consents from holders of the Shreveport Notes were not obtained in the solicitation.

On March 14, 2003, HCS received notice from an ad hoc committee of the holders of the Shreveport Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures.  Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur.

Even in the event that HCS’s failure to launch the required Repurchase Offer was either waived by the note holders or otherwise cured, HCS has experienced net losses and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months (as of April 11, 2003).  In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  Management is currently in the process of developing its plans with regard to these matters.  The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  (The conclusions regarding the sufficiency of cash, the uncertainties regarding Penn National’s continued involvement, the development of Management’s eventual plans and the actions taken by the note holders have been subsequently updated as reflected in Note 1).

Report of Independent Registered Public Accounting Firm

To the Shareholders of HWCC – Louisiana:

We have audited the accompanying consolidated balance sheet of HWCC – Louisiana, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, change in shareholders’ deficiency and cash flows for the year ended December 31, 2004 and the period from March 1, 2003 through December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HWCC – Louisiana, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from March 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses over several years, has a net capital deficiency, and is in default under certain of its debt agreements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans about these matters are more fully described in Note 1, including its bankruptcy proceedings.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 28, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders of HWCC – Louisiana:

We have audited the accompanying consolidated statements of operations, changes in shareholders’ (deficit) and cash flows for the period from January 1, 2003 through February 28, 2003 and for the year ended December 31, 2002 of HWCC – Louisiana, Inc. and subsidiaries.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of HWCC-Louisiana, Inc. and subsidiaries for the period from January 1, 2003 through February 28, 2003 and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Predecessor Note to the financial statements under the caption “Liquidity Issues,” HWCC-Louisiana may not be able to meet its financial obligations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in the Predecessor Note under the caption “Liquidity Issues.”  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2003

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Basis
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$25,017	$26,644
Accounts receivable, net of allowances of $730 and $802, respectively	1,723	2,234
Inventories	1,974	1,512
Prepaid expenses and other current assets	2,114	2,383

Total current assets	30,828	32,773

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,056	75,088
Riverboat	15,379	15,392
Furniture and equipment	18,408	19,839
	118,843	120,319
Less-accumulated depreciation	(8,100)	(17,755)
	110,743	102,564
Other assets:
Note receivable – affiliate	1,000	1,000
Other	271	342
	$142,842	$136,679
Liabilities and Shareholders’ Deficiency
Liabilities Not Subject to Compromise
Current liabilities:
Current maturities of long-term debt, net of valuation allowance of $70,348 in 2003	$119,345	$—
Accounts payable	5,723	1,967
Accrued liabilities
Salaries and wages	2,212	1,637
Interest	24,780	—
Gaming and other taxes	1,446	1,555
Insurance	2,091	1,635
Other	3,306	2,992
Due to affiliates, net of valuation allowance of $6,420 in 2003	3,167	55
Other current liabilities	1,527	1,276
Total current liabilities	163,597	11,117

Liabilities subject to compromise (Note 4)	—	176,866

Other noncurrent liabilities	403	509

Commitments and Contingencies

Shareholders’ Deficiency:
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,010 shares issued and outstanding	1	1
Additional paid-in capital	1,201	1,201
Accumulated deficit	(22,360)	(53,015)
Total shareholders’ deficiency	(21,158)	(51,813)
	$142,842	$136,679

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Predecessor Basis		Successor Basis
	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004
Revenues:
Casino	$146,070	$22,730	$105,330	$123,570
Rooms	9,279	1,353	7,341	8,521
Foods and beverage	24,441	3,784	17,890	21,890
Other	2,473	376	1,890	2,441
	182,263	28,243	132,451	156,422
Less promotional allowances	(35,907)	(5,262)	(18,527)	(22,272)
Net revenues	146,356	22,981	113,924	134,150

Expenses:
Casino	106,391	16,700	57,225	69,494
Rooms	2,229	344	3,148	3,559
Food and beverage	6,784	983	15,287	19,907
Other	2,916	516	7,833	10,125
General and administrative	10,333	1,447	20,459	23,929
Depreciation and amortization	16,157	2,715	8,104	9,660
Impairment loss	179	—	—	—
Total expenses	144,989	22,705	112,056	136,674

Income (loss) from operations	1,367	276	1,868	(2,524)

Non-operating income (expenses):
Interest income	249	23	115	132
Interest expense (contractual interest of $24,715 in 2004)	(26,744)	(4,456)	(20,870)	(17,237)
Equity in loss of unconsolidated affiliate	(313)	—	—	—
Arbitration settlement	—	—	—	(3,120)
Reorganization costs, net of interest income of $105 in 2004	—	—	(2,396)	(6,635)
Total non-operating expenses, net	(26,808)	(4,433)	(23,151)	(26,860)
Net loss before minority interest	(25,441)	(4,157)	(21,283)	(29,384)
Minority interest in Hollywood Casino Shreveport	(1,464)	(230)	(1,077)	(1,271)

Net loss	$(26,905)	$(4,387)	$(22,360)	$(30,655)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

(Debtors-in Possession)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

For the Year Ended December 31, 2002 and
For the Period from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and For the Period From March 1, 2003 Through December 31, 2003 and

For the Year Ended December 31, 2004 (Successor Basis)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Predecessor Basis
Balances, January 1, 2002	1,000	$1	$66,400	$(69,949)
Issuance of common stock	10	—	250	—
Capital contributions	—	—	1,831	—
Net loss	—	—	—	(26,905)

Balances, December 31, 2002	1,010	1	68,481	(96,854)
Capital Contributions	—	—	800	—
Net loss for the period January 1, 2003 through February 28, 2003	—	—	—	(4,387)
Acquisition adjustment	—	—	(68,080)	101,241

Successor Basis
Balances, March 1, 2003	1,010	1	1,201	—
Net loss for the period March 1, 2003 through December 31, 2003	—	—	—	(22,360)

Balances, December 31, 2003	1,010	1	1,201	(22,360)
Net loss	—	—	—	(30,655)

Balances, December 31, 2004	1,010	$1	$1,201	$(53,015)

See accompanying notes to consolidated financial statements.

HWCC – LOUISIANA, INC. AND SUBSIDIARIES

(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1 to February 28, 2003	Period from March 1 to December 31, 2003	Year ended December 31, 2004

OPERATING ACTIVITIES:
Net loss	$(26,905)	$(4,387)	$(22,360)	$(30,655)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of premium	17,274	2,902	7,667	9,498
Impairment loss	179	—	—	—
(Gain) loss on disposal of assets	(16)	—	—	7
Write off investment in unconsolidated affiliate	313	—	—	—
Provision for doubtful accounts	444	55	451	463
(Increase) decrease in accounts receivable	(635)	185	3,902	(974)
Minority interest in Hollywood Casino Shreveport	1,464	230	1,077	1,271
Increase (decrease) in accounts payable and accrued liabilities	1,643	(9,124)	20,988	20,530
Net change in affiliate balances	2,316	576	2,195	2,903
Net change in other current assets and liabilities	(151)	(142)	(756)	(58)
Net change in other noncurrent assets and liabilities	133	12	95	137
Net cash (used in) provided by operating activities	(3,941)	(9,693)	13,259	3,122

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,497)	(224)	(369)	(1,488)
Proceeds from the disposal of assets	32	—	—	—
Net cash (used in) investing activities	(1,465)	(224)	(369)	(1,488)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250	—	—	—
Repayment of long-term debt	(7)	(1)	(7)	(7)
Deferred financing costs	(5)	—	—	—
Capital contributions	1,831	800	—	—
Partner distributions	(1,452)	(230)	(338)	—
Net cash provided by (used in) financing activities	617	569	(345)	(7)

Net (decrease) increase in cash and cash equivalents	(4,789)	(9,348)	12,545	1,627
Cash and cash equivalents at beginning of period	26,609	21,820	12,472	25,017
Cash and cash equivalents at end of period	$21,820	$12,472	$25,017	$26,644

See accompanying notes to consolidated financial statements.

HWCC –LOUISIANA, INC. AND SUBSIDIARIES

(Debtors-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Successor’s Note

Business

The Hollywood Casino Shreveport resort consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino that opened on December 20, 2000. The casino contains approximately 59,000 square feet of space with approximately 1,400 slot machines, 61 table games and ten poker tables.

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Amenities include the Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, the Hollywood Diner, the Hollywood Director’s Club and the Hollywood Celebrity Lounge, a spa and the Hollywood Casino Studio Store®, which features themed and logo merchandise.  Hollywood Casino Shreveport also features the unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at other properties owned by its parent, Hollywood Casino Corporation.

The Hollywood Casino Shreveport resort is owned by the Hollywood Casino Shreveport general partnership (“HCS”) which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC-Louisiana, Inc. (“HCL”), a Louisiana corporation.  HCL, HCS I, Inc. and HCS II, Inc. are collectively referred to as the “Company”.  HCL is wholly-owned by Hollywood Casino Corporation (“HCC”).  HCS I, Inc. has an effective 99% interest in HCS and is its managing general partner, and HCS II, Inc. has an effective 1% interest in HCS.  Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, has a residual interest in HCS.  HCS operates Hollywood Casino Shreveport under a management agreement with HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC.

Acquisition of HWCC-Louisiana, Inc.

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of HCC and its subsidiaries, including HCL.  Penn National “pushed down” its basis in the Company in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.”  The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.  SFAS No. 141 requires that assets and liabilities of the acquired entity be reflected at their fair values.  The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of the Company’s assets and liabilities (See Note 11 for Predecessor Note).

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

The differences in financial presentation from the Predecessor Basis to the Successor Basis include the reclassification of cash awards from promotional allowances to a reduction of casino revenues and a reclassification of marketing giveaways and coupons from promotional allowances to marketing expense.  The effect for the predecessor period from January 1, 2003 to February 28, 2003 was a decrease in casino revenues of $.7 million, a decrease in promotional allowances of $1.6 million and an increase in operating expenses of $.9 million.  In addition, depreciation of property and equipment for periods subsequent to March 1, 2003 have been adjusted to reflect the revised estimates of fair value established as a result of the aforementioned appraisal.

Sale of Property and Bankruptcy Filings

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments on the Shreveport Notes aggregating approximately $36.9 million.

In addition, HCS has experienced net losses since inception and operating losses in five out of the last six quarters and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex.  The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process.  The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of HCS’s existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, the Company filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, Louisiana Gaming Control Board (“LGCB”) approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond Capital Management, LLC (“Black Diamond”), a holder of HCS’s notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire HCS, and by two construction contractors, who have been in litigation with HCS over amounts owing on HCS’s 1999 construction contract (see Note 5).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and HCS became a “debtor in possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004, the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that (1) the pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion; (2) the scope of the solicitations for bids was sufficient and adequate; (3) bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated; (4) the decision to select the bid submitted by Eldorado to pursue closure was appropriate; (5) as of August 27, 2004, the Eldorado bid offered the highest economic return to creditors; (6) although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction; (7) the attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer; and (8) a new formal auction process is not in the best interest of HCS and its creditors.

HCS subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of HCS’s hotel and casino by Eldorado under the agreement announced last year.  The Bondholder Committee in the Chapter 11 cases has joined HCS as a proponent of the Plan.  The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005.  Black Diamond and KOAR International continue to express an interest in jointly acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan.  Management intends to oppose that request.  The Bankruptcy Court has set a hearing for April 4, 2005 on Black Diamond’s motion to terminate HCS’s period of exclusivity for filing a reorganization plan.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on its day-to-day operations, management believes that HCS’s significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on the Company’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full. Management currently anticipates that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. As previously noted, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

As a result of the Chapter 11 cases, the accompanying consolidated financial statements of HCL and its subsidiaries have been prepared in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”   Under Chapter 11, actions to collect certain claims against HCS in existence prior to the filing of the petitions for relief are stayed while HCS continues business operations as debtor-in-possession.  These claims are reflected in the December 31, 2004 consolidated balance sheet as “liabilities subject to compromise”.   Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts such as leases and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  HCS received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages and customer obligations.  HCS has determined that there is insufficient collateral to cover the amounts owing on the Shreveport Notes and has discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.  Contractual interest on these obligations is disclosed on the accompanying consolidated statement of operations for the year ended December 31, 2004.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HCL and its wholly-owned subsidiaries, HCS I, Inc. and HCS II, Inc.   HCS I, Inc. and HCS II, Inc. together own 100% of the partnership interest of HCS.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy.  In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process.  The Company issues markers to approved casino customers following background checks and investigations of creditworthiness.

Allowance for Doubtful Accounts

Accounts are written off when management determines that an account is uncollectible.  Recoveries of accounts previously written off are recorded when received.  An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value.  The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions.  Historically, the Company has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents:  The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

Long-term Debt:  In the Successor Period, long-term debt is based on the fair value of the underlying collateral.

Property and Equipment

Property and equipment are stated at cost.  Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred.  Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold Improvements	10 to 20 years

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows.  As of December 31, 2004, the Company has determined that no impairment has occurred.

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Deferred Financing Costs

During the Predecessor Period, deferred financing costs that were incurred by the Company in connection with the issuance of debt were deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.  During the Successor Period, there were no deferred financing costs.

Income Taxes

The Company is included in the consolidated federal income tax return for Penn National for periods subsequent to March 1, 2003.  As a result of the uncertainties discussed in Notes 1, no consolidated tax benefit was allocated to HCL.

Prior to the acquisition by Penn National, HCL was included in the consolidated federal income tax return of HCC.  Pursuant to agreements between HCL and HCC, HCL’s provision for taxes is based on the amount of tax that would be provided if a separate federal income tax return were to be filed.

Reorganization Costs, net

Reorganization costs are costs incurred by legal and financial advisors in connection with debt restructuring negotiations and planning.  These expenses have been reduced in 2004 by $.1 million, representing the estimated interest income earned on cash which has accumulated as a result of our not paying our debt obligations currently.

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses. Net revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. These amounts that are included in promotional allowances were as follows (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004

Rooms	$5,305	$720	$4,382	$4,595
Food and beverage	18,419	2,858	13,645	17,029
Other	681	81	500	648
Customer loyalty programs	11,502	1,603	—	—
Total promotional allowances	$35,907	$5,262	$18,527	$22,272

The estimated cost of providing such complimentary services that is included in operating expenses was as follows (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004
Rooms	$2,628	$388	$1,889	$1,919
Food and beverage	19,271	3,030	11,663	15,498
Other	1,028	142	2,031	2,526
Total cost of complimentary services	$22,927	$3,560	$15,583	$19,943

Certain Risks and Uncertainties

The operations of the Company are dependent on the continued licensing of HCS by the LGCB.  On September 14, 2004, the LGCB conditionally renewed the Louisiana riverboat gaming license of HCS, subject to (1) the full execution by HCS and Eldorado of a definitive agreement governing Eldorado’s proposed acquisition of HCS not later than October 19, 2004 (see Note 1), (2) the submission by HCS to the LGCB of a Petition to Approve Transfer of Interest, together with such definitive agreement, not later than October 19, 2004 and (3) upon the submission of such Petition to Approve Transfer of Interest, the making by all appropriate persons and entities of the proper applications for findings of suitability and the submission by such persons or entities to such background and suitability investigations as may be required by  Louisiana gaming law and may be conducted by the Louisiana State Police, Casino Section and Audit Section.  These requirements for the conditional renewal of the Louisiana gaming license for HCS were timely satisfied on or before October 19, 2004 and the investigation of the suitability of Eldorado was commenced thereafter. The loss of a license in the jurisdiction in which the Company operates could have a material adverse effect on future results of operations.

The Company is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent upon stable gaming and admission taxes in the local jurisdictions in which it operates and in the State of Louisiana. Any change in such taxes could have a material adverse effect on future results of operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123(R), “Share-Based Payment – an Amendment of FASB Statements No. 123 and 95.”  SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  The Company accounts for stock options granted by its parent company to its employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  SFAS No. 123(R) is effective for interim or annual periods beginning after June 15, 2005.  It is not currently anticipated that additional stock options will be issued to the Company’s employees; accordingly, the adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring after June 15, 2005 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

3.             Long-term Debt

HCS and Shreveport Capital are co-issuers of the Shreveport Notes.  HCS is a general partnership that owns the casino operations. Shreveport Capital is a wholly-owned subsidiary of HCS formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than HCS, Shreveport Capital, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.), and are secured by substantially all of the assets of the casino, and, in the case of the First Mortgage Notes, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

The indentures governing the Shreveport Notes required the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures.  A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly-owned subsidiary of Penn National with and into HCC.  HCS determined that it did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures.  Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures.  In addition, the Company did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  As a result of the Chapter 11 filings previously discussed in Note 1, the accrual of interest on the Shreveport Notes for periods subsequent to the close of business on September 10, 2004 has been suspended.  During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness.  In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.  As a result of the Chapter 11 filings previously discussed in Note 1, the Shreveport Notes are included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004 (see Note 4).

Long-term debt at December 31, 2003 was as follows (in thousands):

13% First Mortgage Notes, with contingent interest, due 2006	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $680	39,680
Less: valuation allowance	(70,348)
Other	13
119,345
Less current maturities	(119,345)
$—

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date.  The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS.  Contingent interest may not be paid to the extent that payment will result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid by HCS since its opening.  No contingent interest has been accrued on the accompanying consolidated financial statements since the close of business on September 10, 2004 as a result of the Chapter 11 filings.  On a contractual basis, contingent interest for the period from the close of business on September 10 through December 31, 2004 would have been $37,000 with respect to the First Mortgage Notes and $10,000 with respect to the Senior Secured Notes.

	Predecessor Basis		Successor Basis
Contingent Interest Expense	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004
	(in thousands)
First Mortgage Notes	$836	$139	$447	$266
Senior Secured Notes	219	36	116	73
	$1,055	$175	$563	$339

Accrued contingent interest of $1.8 million with respect to the First Mortgage Notes and $.4 million with respect to the Senior Secured Notes is included in accrued interest payable on the accompanying consolidated balance sheet at December 31, 2003.  Accrued contingent interest of $2.1 million with respect to the First Mortgage Notes and $.5 million with respect to the Senior Secured Notes is included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004 (see Note 4).

4.              Liabilities Subject to Compromise

Liabilities subject to compromise under the Chapter 11 filings consist of the following at December 31, 2004:

13% First Mortgage Notes, with contingent interest, due 2006	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $518	39,518
Valuation allowance on Shreveport Notes	(70,348)
Accrued interest	42,179
Accounts payable and accrued liabilities	3
Due to affiliates, net of valuation allowance of $6,420	7,389
Construction retainage	6,731
Litigation reserves (Note 5)	1,388
Other	6
$176,866

5.             Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels is entitled to receive, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS.  Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc.  Such allocations amounted to $1.5 million for the year ended December 31, 2002, $.2 million for the period from January 1, 2003 through February 28, 2003, $1.1 million for the period from March 1, 2003 through December 31, 2003 and $1.3 million for the year ended December 31, 2004.  Unpaid distributions of $.8 million are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2003.   Unpaid distributions of $2.1 million are included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004.  Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

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

The following proceedings could result in costs, settlements or damages that materially impact the Company’s consolidated financial condition or operating results.  In each instance, the Company believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

On April 23, 2000, the construction site for the facility suffered tornado damage that contributed to the delay in its opening.  HCS filed damage claims and received reimbursements from its insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred.  HCS also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against its insurance carriers seeking to recover lost profits and related claims under its business interruption insurance coverage.  On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.  The $4.0 million settlement was considered in management’s assessment of the purchase price adjustments required in accordance with SFAS No. 141.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and on the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004, the arbitration panel issued an Interim Award on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to HCS of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The general contractor also claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  HCS recorded an additional $3.1 million liability during the third quarter of 2004 with respect to the Interim Award issued by the arbitration panel.  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interim Award.  An arbitration hearing on HCS’s claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed until June 2005.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself.  In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit.  A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled.  HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.  During the session of the Louisiana Legislature which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’ monthly net gaming proceeds, but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it will conduct a sales and use tax audit covering the period August 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested the claims set forth in the audit request and will continue to do so.  HCS and the Bossier Parish Police Jury are currently in negotiations in an effort to settle the pending lawsuit, the effect of any potential future legislation and the sales and use tax audit.

A number of individual employees have brought similar gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery.

As more fully discussed in Note 1, on September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  In addition, on October 30, 2004, HCS I, Inc., HCS II, Inc., HCL and Shreveport Capital commenced voluntary cases under Chapter 11, which cases are pending.

All of the proceedings in which HCS is a defendant have been automatically stayed as a result of the involuntary petition for relief under Chapter 11 filed on September 10, 2004.

Employee Benefit Plans

HCS participated in a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covered all eligible employees and was sponsored by Hollywood Casino Corporation.  The plan allowed employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis.  Employer contributions to the plan were set at 50% of the employees’ elective salary deferrals up to a maximum of 5% of employee compensation.  For the year ended December 31, 2002 and for the two months ended February 28, 2003, HCS expensed $.1 million and $12,000, respectively, as company contributions to the plan.

On August 1, 2003, the plan was merged into Penn National Gaming, Inc.’s retirement savings plan that also qualifies under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employer contributions to the plan are set at 50% of the employee’s elective salary deferrals up to a maximum of 6% of employee compensation.  For the period from March 1, 2003 to December 31 2003 and the year ended December 31, 2004, HCS expensed $.2 million and $.3 million, respectively, as company contributions to the plan.

Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the casino was built. The terms of the ground lease require the payment by HCS of base rent to the City of Shreveport, percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board.

Payments made under the terms of the ground lease are as follows (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003	Year Ended December 31, 2004
Ground lease:
Base rent	$573	$95	$478	$573
Percentage rent	1,464	230	1,078	1,274
	$2,037	$325	$1,556	$1,847

Payment in lieu of admissions fees	$5,637	$864	$4,159	$4,924

Expenses under operating leases (exclusive of the ground lease) for the year ended December 31, 2004 amounted to $506,000.  Future minimum lease payments as of December 31, 2004 under operating lease obligations (other than the ground lease) having an initial or remaining non-cancelable term in excess of one year (subject to possible rejection under the Chapter 11 proceedings) are as follows (in thousands):

Year Ended December 31,

2005	$304
2006	233
2007	153
2008	140
2009	140
Thereafter	827

$1,797

6.             Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2004 (in thousands):

	Fiscal Quarter
2003	January 1 to February 28	March 1 to March 31	Second (Restated)	Third (Restated)	Fourth
Net revenue	$22,981	$12,710	$33,759	$35,411	$32,044
Income (loss) from operations	276	1,742	744	(209)	(409)
Net loss (1)	(4,387)	(663)	(6,948)	(7,850)	(6,899)

	Fiscal Quarter
2004	First	Second	Third (Restated)	Fourth
Net revenue	$36,901	$34,152	$33,627	$29,470
Income (loss) from operations	1,053	(1,232)	(884)	(1,461)
Net loss (2)	(6,536)	(8,683)	(10,164)	(5,272)

(1)  The second and third quarters for the year ended December 31, 2003 reflect adjustments of ($2.7 million) and ($2.5 million), respectively,   to net loss from previously issued financial statements related to the elimination of an income tax benefit.

(2)  Reflects a decrease in the previously reported net loss for the third quarter of 2004 in the amount of $1.4 million.  In accordance with the requirements of Statement of Position 90-7 (see Note 1), as a result of HCS having determined that there is insufficient collateral to cover the interest portion of scheduled payments on the Shreveport Notes, the accrual of interest on these obligations ceased effective with the close of business on September 10, 2004.  The previously issued quarterly financial statements included the accrual of interest through September 30, 2004.

7.             Related Party Transactions

HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC, provides certain management services to the Shreveport casino under the terms of a management agreement.  HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $2.9 million for the year ended December 31, 2002, $.5 million for the period from January 1, 2003 through February 28, 2003, $2.1 million for the period from March 1, 2003 through December 31, 2003 and $2.5 million for the year ended December 31, 2004 and are included in general and administrative expenses on the accompanying consolidated statements of operations.  Management fees payable at December 31, 2003, net of a valuation allowance of $6.4 million, amounted to $2.2 million and are included in due to affiliates on the accompanying consolidated balance sheet.  Management fees payable at December 31, 2004, net of a valuation allowance of $6.4 million, amounted to $4.7 million and are included in liabilities subject to compromise on the accompanying consolidated balance sheet (see Note 4).  Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.  Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS.  The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, provides for HCS to pay a monthly fee of $30,000.  HCS expensed $.4 million for the year ended December 31, 2002, $.1 million for the period from January 1, 2003 through February 28, 2003, $.3 million for the period from March 1, 2003 through December 31, 2003 and $.4 million for the year ended December 31, 2004 under the agreement.  Unpaid charges of $.2 million are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2003.  Unpaid charges of $.6 million are included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2004 (see Note 4).  Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.  HCS believes that the payments may more properly be characterized as equity payments and intends to raise this issue in its Chapter 11 case.

8.             Supplemental Cash Flow Information

HCL paid interest totaling $24.6 million during the year ended December 31, 2002 and $12.3 million for the period from January 1, 2003 through February 28, 2003.  No interest has been paid subsequent to February 28, 2003.  HCL paid no income taxes during the years ended December 31, 2002, 2003 or 2004.

Operating cash receipts and disbursements resulting from the reorganization of HCS during the year ended December 31, 2004 consisted of interest received on cash accumulated because of the Chapter 11 proceeding amounting to $.1 and professional fees paid for services rendered amounting to $6.1 million.  There were no cash flows from investing or financing activities during the year ended December 31, 2004 resulting from the reorganization.

9.             Income Taxes

HCL and its subsidiaries are included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and were included in Hollywood Casino Corporation’s consolidated federal income tax return for periods prior to the acquisition.  Prior to HCL’s acquisition by Penn National, the benefit for income taxes was based on the amount of tax that would be provided if a separate federal income tax return were filed.  As a result of the uncertainties discussed in Note 1, no consolidated tax benefit was allocated to HCL based upon its contribution to consolidated federal taxable income.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires that the tax benefit of net operating loss carry forwards (“NOL’s”) and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management cannot assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries by Penn National, a “change of control,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HWCC-Louisiana, Inc.’s loss carryforwards, which at the date of acquisition were $97 million, available for use in any one year by Penn National are approximately $15.3 million. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HWCC-Louisiana, Inc.’s loss carryforwards.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

	Predecessor Basis
	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003
Federal tax rate	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.1%	5.2%
Valuation allowance charge	(40.1)%	(40.2)%
	—	—

Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs, the capitalization of interest, impairment losses and other accruals.

The Internal Revenue Service recently opened an examination of the consolidated federal income tax returns of HCC for the years 1999 through 2001 in which HCL was included.

10.             Stock Option Plan

Certain employees of HCS were granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long Term Incentive Plan.  On March 3, 2003, due to the change of control provisions in the plan, all of the stock options granted under the plan became exercisable and were exercised.  In October 2003 Penn National issued options to an HCS employee to acquire 15,000 shares of Penn National common stock under the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.

11.          Predecessor Note

The disclosures contained in this Note are as of the date of the Predecessor Independent Registered Public Accounting Firm’s report (April 11, 2003) and should be read in conjunction with the other Notes to Consolidated Financial Statements.

Organization, History, Business and Basis of Presentation — HWCC—Louisiana, Inc. (“HCL”) is a Louisiana corporation approximately 99%-owned by Hollywood Casino Corporation (“HCC”) and 1%-owned by HWCC-Holdings, Inc. (“Holdings”), which is a wholly-owned subsidiary of HCC.  HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana.  HCL’s initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful.  In September 1998, HCL, Sodak Louisiana, L.L.C. (“Sodak”) and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”) acquired the interests of Queen of New Orleans at the Hilton Joint Venture (“QNOV”).  QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the “LGCB”) to move their licensed site to the City of Shreveport, approximately 190 miles east of Dallas, Texas.  Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport.  The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party.  Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB.  Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV’s partners.  The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels.  QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5 million obligation to the City of New Orleans (see below).  HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport.  In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport (“HCS”).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”).  The Shreveport Casino was completed and opened on December 20, 2000.  Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,4023 slot machines, 61 table games and six poker stations and a 403-room, all suite, art deco style hotel.  The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee.

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB.  HCS’s current license to operate the Shreveport Casino expires on October 14, 2004 (the license was subsequently renewed on a conditional basis—see Note 2).

When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10 million with respect to claims asserted by the city in connection with the relocation.  During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV’s former partners agreed to pay $5 million to the city and QNOV was released from any further relocation claims.  The remaining $5 million obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150 million of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”).  HCL treated this $5 million as part of the cost of acquiring their interest in HCS and included the cost in property and equipment.

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations.  Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account.  On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001.  The revised structure of the partnership was approved by the LGCB on April 20, 1999.  As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining its 10% residual interest.  During July 1999, Sodak was merged into HCL.

In July 1999, HCL formed two new, wholly-owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations.  HCL contributed $1,000 of capital to each entity along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% of its interest to HCS II, Inc.  In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS.  As a result, HCS I, Inc. now has an effective 99% interest in HCS, and has become its managing general partner.  HCS II, Inc. now has an effective 1% interest in HCS.  HCS I, Inc. and HCS II, Inc. currently have no other operating activities or assets other than their ownership interests in HCS.  Paddlewheels retained its 10% residual interest in HCS.  The revised partnership structure was approved by the LGCB on July 20, 1999.

Additionally, in July 1999, HCS formed a new, wholly-owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation.  HCS contributed $1,000 of capital to Shreveport Capital.  Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and subsequently became a co-issuer with respect to the $39 million of 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes”) issued in June 2001.  Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities.  Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

In November 2002, HCL issued additional shares of its common stock to Holdings, a wholly-owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC’s then-existing loan agreements.  The initial stock purchase in the amount of $.3 million, together with subsequent capital contributions of $1.8 million in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs.  Subsequent to year end, an additional $.8 million was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

The accompanying consolidated financial statements include the accounts of HCS—Golf Course, LLC (“Golf”), a wholly-owned subsidiary of HCS.  All significant intercompany balances have been eliminated in consolidation.  Golf, a Delaware limited liability company, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino.  Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method.  Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $.3 million during April 2002 to write down its investment in the limited liability company to a zero value.  The partners terminated the joint venture effective as of September 30, 2002.

HCL estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas.  The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

HCC (the then-ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which HCC became a wholly-owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003.

Liquidity Issues– The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS.  Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes (collectively, the “Shreveport Notes”).  With Penn National’s approval, Holdings contributed an aggregate of $.8 million subsequent to December 31, 2002 to assist HCS in making its interest payments.

The terms of the indentures for the Shreveport Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”).  Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions.  Penn National concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer.  On March 3, 2003, Penn National announced that the requisite number of consents from holders of the Shreveport Notes were not obtained in the solicitation.

On March 14, 2003, HCS received notice from an ad hoc committee the holders of the Shreveport Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures.  Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur.

Even in the event that HCS’s failure to launch the required Repurchase Offer was either waived by the note holders or otherwise cured, HCS has experienced net losses and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months (as of April 11, 2003).  In such event, HCS would require additional capital contributions or other financial support from Penn National.  Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  Management is currently in the process of developing its plans with regard to these matters.  The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  (The conclusions regarding the sufficiency of cash, the uncertainties regarding Penn National’s continued involvement, the development of Management’s eventual plans and the actions taken by the note holders have been subsequently updated as reflected in Note 1).

Report of Independent Registered Public Accounting Firm

To the Partners of Hollywood Casino Shreveport:

The audits referred to in our report dated January 28, 2005, relating to the consolidated financial statements of Hollywood Casino Shreveport and subsidiaries as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period from March 1, 2003 through December 31, 2003, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for the same period. This financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 28, 2005

Report of Independent Registered Public Accounting Firm

To the Partners of Hollywood Casino Shreveport:

We have audited the consolidated financial statements of Hollywood Casino Shreveport and subsidiaries for the year ended December 31, 2002 and for the two months ended February 28, 2003, and have issued our report thereon dated April 11, 2003; such report is included elsewhere in this Form 10-K.  Our audits also include the financial statement schedule of Hollywood Casino Shreveport listed in Item 15 for such periods.  This financial statement schedule is the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2003

SCHEDULE II

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	Deductions	Balance at End of Period

Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$730	$463	$(391)	$802

Ten Months Ended December 31, 2003
Allowance for doubtful accounts receivable	$863	$451	$(584)	$730

Two Months Ended February 28, 2003
Allowance for doubtful accounts receivable	$881	$55	$(73)	$863

Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$534	$444	$(97)	$881

The accompanying notes to consolidated financial statements are an integral part of this schedule.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HWCC-Louisiana, Inc.:

The audits referred to in our report dated January 28, 2005 relating to the consolidated financial statements of HWCC-Louisiana, Inc. and subsidiaries as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period from March 1, 2003 through December 31, 2003, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for the same period. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 28, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HWCC — Louisiana, Inc.:

We have audited the consolidated financial statements of HWCC-Louisiana, Inc. and subsidiaries for the year ended December 31, 2002 and the two months ended February 28, 2003, and have issued our report thereon dated April 11, 2003; such report is included elsewhere in this Form 10-K.  Our audits also include the financial statement schedule of HWCC-Louisiana, Inc. listed in Item 15 for such periods.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2003

SCHEDULE II

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$730	$463	$(391)	$802

Ten Months Ended December 31, 2003
Allowance for doubtful accounts receivable	$863	$451	$(584)	$730

Two Months Ended February 28, 2003
Allowance for doubtful accounts receivable	$881	$55	$(73)	$863

Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$534	$444	$(97)	$881

The accompanying notes to consolidated financial statements are an integral part of this schedule.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation are co-issuers of the Shreveport Notes.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport.  HCS I, Inc. is the managing partner of Hollywood Casino Shreveport.  Each of these entities is a subsidiary of HWCC—Louisiana, Inc.  Set forth below are the directors and executive officers, as applicable, of each of these entities:

HCS I, Inc., Managing Partner of Hollywood Casino Shreveport

Name	Age	Position
John C. Hull	66	President, Treasurer, Assistant Secretary and Director
Melvyn Thomas	56	Vice President and General Manager
Tonya Tarrant	34	Vice President, Chief Financial Officer, Secretary and Assistant Treasurer
C. Daniel Clemente	68	Director

Shreveport Capital Corporation

Name	Age	Position
John C. Hull	66	President, Assistant Secretary and Director
Tonya Tarrant	34	Vice President, Chief Financial Officer, Secretary and Assistant Treasurer
C. Daniel Clemente	68	Director

HWCC-Louisiana, Inc.

Name	Age	Position
John C. Hull	66	President, Treasurer, Assistant Secretary and Director
Tonya Tarrant	34	Vice President, Chief Financial Officer, Secretary and Assistant Treasurer
C. Daniel Clemente	68	Director

John C. Hull.  Mr. Hull has served as Director, President, Chief Financial Officer, Treasurer and Assistant Secretary of HCS I, Inc. (which is the managing general partner of Hollywood Casino Shreveport), HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation since May 2003 (and previously served as Chairman of the Board, Chief Executive Officer and Treasurer of HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation from March 2003 through April 2003).  Prior to such service, Mr. Hull served as a financial executive with Hollywood Casino Corporation from August 2002 through February 2003, as Chairman of the Board and Chief

Executive Officer of Greate Bay Casino Corporation from January 1998 through July 2002 and as Corporate Controller and Principal Accounting Officer of Hollywood Casino Corporation from November 1994 through December 1997.  Greate Bay Casino Corporation filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in December 2001.

Tonya Tarrant.  Ms. Tarrant has served as Vice President of Finance and Chief Financial Officer of Hollywood Casino Shreveport since February 2001.  In addition, she has served as Vice President and Assistant Treasurer of HCS I, Inc, HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation since May 2003 (and also previously served as Vice President, Secretary and Assistant Treasurer of HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation from March 2003 through April 2003).  Prior to February 2001 Ms. Tarrant served as Senior Director of Finance of the Isle of Capri Casino & Hotel in Bossier City, Louisiana from December 1998 to February 2001 and in various other capacities with the Isle of Capri from May 1996 to December 1998.

Melvyn Thomas.  Mr. Thomas has served as Vice President and General Manager of Hollywood Casino Shreveport and HCS I, Inc. since October 2003.  Prior to October 2003, Mr. Thomas served as an independent consultant to the gaming industry from August 2000 through May 2001 and from March 2002 to October 2003.  He was General Manager of the Black Hawk Casino by Hyatt in Colorado from June 2001 to March 2002.  Mr. Thomas held various positions with Caesars World, Inc. (including executive Vice President and General Manager of Caesars Tahoe) from February 1994 through July 2000.

C. Daniel Clemente.  Mr. Clemente is a retired lawyer and is an active business and financial consultant with extensive experience handling complex corporate and real estate issues.  Mr. Clemente has extensive experience in corporate governance, corporate finance, and real estate development and asset management.  He has founded two commercial banks and has served as director, chief executive officer and legal counsel of federally-regulated institutions.

The full board of directors effectively functions as the audit committee.  John C. Hull serves as the board’s financial expert.

Code of Conduct.  All of our employees, including our principal executive officer and principal financial and accounting officer, are subject to the Code of Business Conduct adopted by Penn National.  The Code of Business Conduct is designed to deter wrongdoing and promote ethical conduct, full and accurate reporting in our filings with the Securities and Exchange Commission, compliance with applicable law, as well as other matters.  A copy of the Code of Business Conduct has been filed as exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation paid or accrued by us for services rendered for the last three fiscal years by our Chief Executive Officer and our other executive officers.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options Granted
John C. Hull(1)	2004	$215,000	$80,000	—
President	2003	231,528	66,667	—
	2002	—	—	—

Melvyn Thomas	2004	$235,157	$—	—
General Manager(2)	2003	50,724	—	15,000	(3)
	2002	—	—	—

Tonya Tarrant	2004	$161,854	$25,000	—
Vice President of Finance	2003	156,256	25,000	—
and Chief Financial Officer	2002	150,808	—	—

(1)                                  Prior to March 2003, Mr. Hull’s salary was paid by Hollywood Casino Corporation.

(2)                                  Mr. Thomas joined Hollywood Casino Shreveport on October 1, 2003.

(3)                                  Options to purchase shares of Penn National Gaming, Inc. common stock.

Option Grants in Last Fiscal Year

No stock options were granted during 2004 to the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information with respect to the executive officers shown in the Summary Compensation Table concerning stock options exercised during 2004 and the value of vested and unvested unexercised options held as of December 31, 2004.  There are no outstanding stock appreciation rights.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004 (1)		Value of Unexercised In-the-Money Options at December 31, 2004 (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Hull	—	—	—	—	—	—
Melvyn Thomas	—	—	3,750	11,250	$147,113	$441,337
Tonya Tarrant	—	—	—	—	—	—

(1)  Shares of common stock of Penn National Gaming, Inc.

(2)  Market price of shares at fiscal year end ($60.55) less exercise price.

On January 30, 2004, but effective as of March 1, 2003, HCS I, Inc. entered into an employment agreement with John Hull, its President.  The agreement expires upon the restructuring of our bond debt; however, HCS I, Inc., at its option, may extend the term of the agreement by an additional six-months.  HCS I, Inc. may terminate the agreement if Mr. Hull becomes disabled, is convicted of a felony or commits acts of gross neglect or willful misconduct that materially harms the company, loses certain regulatory licensure, or commits a material breach of the agreement.  Mr. Hull’s compensation consists of an initial base salary of $215,000, and an annual bonus of $80,000.  Mr. Hull is also entitled to receive a bonus of $100,000 payable on the effective date of a plan of reorganization confirmed by the bankruptcy court.   Mr. Hull is prohibited from disclosing confidential information, is subject to a non-competition clause during the term of his employment and non-solicitation clauses for one year following termination of his employment.  Following the termination of his employment with HCS I, Inc. for any reason, Mr. Hull shall receive any earned, but unpaid base salary, his annual bonus, pro-rated through the date of termination, the cash equivalent of any accrued, but unused vacation, any accrued employee benefits, subject to the terms of the applicable employee benefit plans, and an amount equal to six months of his base salary.

On October 1, 2003, we entered into an employment agreement with Melvyn Thomas to serve as General Manager of the facility.  The agreement is for a two-year term, after which Mr. Thomas shall be an “at-will” employee unless the agreement is renewed.  We may terminate the agreement if Mr. Thomas becomes disabled, is convicted of certain crimes or commits acts of dishonesty as determined in good faith by the Board of our managing general partner, loses certain regulatory licensure, or commits a material breach of the agreement not cured within 15 days of written notice of breach.  Mr. Thomas’s initial base salary is $225,000 and he is eligible for an annual cash bonus of up to 100% of his base salary.  Mr. Thomas also received equity compensation of options to purchase 15,000 shares of Penn National Gaming, Inc. common stock, which vest at a rate of 25% per year over four years.  Upon termination, before or after the term of this agreement, other than for cause, Mr. Thomas shall receive six months of full salary and benefits.  In the event of Mr. Thomas’s death or total disability, he shall be entitled to up to 175% of his base monthly salary for up to six months.  Mr. Thomas is prohibited from disclosing confidential information and is subject to a non-competition clause for the term of the agreement, including any renewals.

On July 1, 2002, we entered into an employment agreement with Tonya Tarrant to serve as our Vice President of Finance and Chief Financial Officer.  The agreement was originally for a two-year term, but was subsequently amended in April 2004 to extend the term until July 1, 2005.  Ms. Tarrant’s initial base salary is $150,000, plus an annual bonus of at least $25,000.  Ms. Tarrant is also entitled to receive a bonus of $30,000 payable 60 days following the consummation of an agreement extinguishing or restructuring our indebtedness to our bondholders if she remains an employee at the time such bonus becomes due and payable.  Upon termination, before or after the term of this agreement, other than for cause, Ms. Tarrant shall receive a cash payment equal to her base salary and benefits for the greater of the remainder of her employment term or six months.  We may terminate the agreement if Ms. Tarrant becomes disabled, is convicted of a felony or commits acts of dishonesty, disloyalty or infidelity against the company, loses certain regulatory licensure, or commits a material breach of the agreement or our policies.  She is prohibited from disclosing confidential information, is subject to a non-competition clause during the term of her employment or for as long as she receives employment benefits from us.

We do not have any long-term incentive plans or any defined benefit or actuarial plans for the benefit of our executives.

Mr. C. Daniel Clemente, our non-employee director, received compensation of $50,000 during 2004 upon joining the Board of Directors and is to receive an additional $10,000 upon the successful completion of a plan of reorganization to be confirmed by the bankruptcy court.  Effective September 2004, Mr. Clemente began receiving additional compensation of $2,000 per month and $1,000 for each meeting of the Board of Directors or Committee thereof which he attends.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation are co-issuers of the Shreveport Notes.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport.  HCS I, Inc. is the managing partner of Hollywood Casino Shreveport.  Each of these entities is a subsidiary of HWCC-Louisiana, Inc., which is an indirectly owned subsidiary of Penn National.

The following table sets forth certain information with respect to beneficial ownership of Penn National’s common stock as of March 11, 2005, by each director, the chief executive officer and each of our executive officers and all of our executive officers and directors as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class(2)
John C. Hull	—		*
C. Daniel Clemente	—		*
Melvyn Thomas (3)	3,750		*
Tonya Tarrant	—		*
All executive officers and directors as a group (4 persons) (3)	3,750		*

*                                         Less than 1%

(1)           The persons named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them except as otherwise shown in the succeeding footnotes, and the address of Messrs. Hull and Clemente is 5601 Bridge Street, Suite 300, Fort Worth, Texas 76112 and the address for Mr. Thomas and Ms. Tarrant is 451 Clyde Fant Parkway, Shreveport, Louisiana 71101.

(2)           The percentage for each beneficial owner is calculated based on (i) the aggregate number of shares reported to be owned by such group or individual and (ii) the aggregate number of shares of Common Stock outstanding as of March 11, 2005 (82,815,086 shares).

(3)           Includes shares that may be acquired upon the exercise of outstanding options that are exercisable within 60 days of March 11, 2005, as follows: Melvyn Thomas, 3,750 shares and all executive officers and directors as a group, 3,750 shares.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For so long as it remains one our joint venture partners, Paddlewheels is entitled to receive, among other things, an amount equal to 1% of our “complex net revenues,” as defined, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in us.  Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such allocations amounted to $1.5 million for the year ended December 31, 2002, $.2 million for the period from January 1, 2003 through February 28, 2003, $1.1 million for the period from March 1, 2003 through December 31, 2003 and $1.3 million for the year ended December 31, 2004.  Unpaid distributions of $.8 million and $2.1 million were outstanding at December 31, 2003 and 2004, respectively.  Effective July 10, 2003, we suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

Our operations are managed by HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC, under the terms of a management agreement. We also reimburse HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $2.9 million for the year ended December 31, 2002, $.5 million for the period from January 1, 2003 through February 28, 2003, $2.1 million for the period from March 1, 2003 through December 31, 2003 and $2.5 million for the year ended December 31, 2004.  Management fees payable at December 31, 2003 and 2004, net of a valuation allowance of $6.4 million, amounted to $2.2 million and  $4.7 million, respectively.  Under the indentures and related documents governing the First Mortgage Notes and Senior Secured Notes, management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.  Consequently, no management fees have been paid since the opening of the facility.

We have also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in us.  The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, provides for us to pay a monthly fee of $30,000.  We expensed $.4 million for the year ended December 31, 2002, $.1 million for the period from January 1, 2003 through February 28, 2003, $.3 million for the period from March 1, 2003 through December 31, 2003 and $.4 million for the year ended December 31, 2004 under the agreement. Unpaid charges of $.2 million and $.6 million were outstanding at December 31, 2003 and 2004, respectively.  Effective July 10, 2003, we suspended payments under the agreement to Paddlewheels due to the event of default on the First Mortgage Notes and Senior Secured Notes.  We believe that the payments may more properly be characterized as equity payments and intend to raise this issue in our Chapter 11 case.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

We are an indirect, wholly-owned subsidiary of Penn National.  A summary of the audit and non-audit fees paid by us during fiscal 2004 and 2003 is as follows:

	Fiscal 2003	Fiscal 2004

Audit Fees	$141,400	$115,000
Audit-Related Fees(1)	89,428	35,000
Tax Fees	—	—
All Other Fees(2)	236,571	—

(1)         Audit-related fees are for quarterly gaming revenue audits.

(2)         All other fees are in connection with debt restructuring negotiations and planning.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1 and 2.            Financial Statements and Financial Statement Schedules. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

1.             Financial Statements

Hollywood Casino Shreveport and Subsidiaries:

Report of Independent Registered Public Accounting Firm — BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003, the period from March 1, 2003 through December 31, 2003 and the year ended December 31, 2004

Consolidated Statement of Changes in Partners’ Deficiency for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003, the period from March 1, 2003 through December 31, 2003 and the year ended December 31, 2004

Consolidated Statements of Cash Flows for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003, the period from March 1, 2003 through December 31, 2003 and the year ended December 31, 2004

HWCC-Louisiana and Subsidiaries:

Report of Independent Registered Public Accounting Firm — BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003, the period from March 1, 2003 through December 31, 2003 and the year ended December 31, 2004

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003, the period from March 1, 2003 through December 31, 2003 and the year ended December 31, 2004

Consolidated Statements of Cash Flows for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003, the period from March 1, 2003 through December 31, 2003 and the year ended December 31, 2004

2.             Financial Statement Schedules

Hollywood Casino Shreveport and Subsidiaries

Report of Independent Registered Public Accounting Firm — BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

Schedule II — Valuation and Qualifying Accounts

HWCC-Louisiana, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm — BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.             Exhibits, Including Those Incorporated by Reference.

The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

Exhibit	Exhibit Index Description of Exhibit

##2.1—	Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C. (Exhibit 10.32)

&2.2—	Agreement, dated August 27, 2004, by and between Hollywood Casino Shreveport and Eldorado Resorts, LLC. (Exhibit 2.1)

&&2.3—	Amendment to Agreement dated September 28, 2004, by and between Hollywood Casino Shreveport and Eldorado Resorts, LLC. (Exhibit 2.1)

&&&2.4—	Investment Agreement dated as of October 18, 2004 by and among Hollywood Casino Shreveport, Eldorado Resorts, LLC., Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (Exhibit 2.1)

@@@2.5—	Joint Plan of the Debtors, HCS-Golf Course, LLC and the Bondholders Committee, Proposed March 3, 2005. (Exhibit 99.1)

@@@2.6	Debtors’ Amended Disclosure Statement for Amended Joint Plan Dated March 3, 2005. (Exhibit 99.2)

@@@2.7—	Black Diamond’s Motion to Terminate the Debtors’ Period of Exclusivity Pursuant to Section 1121(d) of the Bankruptcy Code. (Exhibit 99.3)

*2.8—	Amendment to Investment Agreement dated March 28, 2005, by and among Hollywood Casino Shreveport, Eldorado Resorts, LLC, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC.

###3.1—	Amended and Restated Joint Venture Agreement by and among Shreveport Paddlewheels, L.L.C., Sodak Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated July 31, 1998. (Exhibit 10.1)

###3.2—	September 1998 Amendment to the July Amended and Restated Joint Venture Agreement. (Exhibit 10.2)

+++3.3—	Third Amended and Restated Joint Venture Agreement of Hollywood Casino Shreveport by and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)

+++3.4—	August 1999 Amendment to Third Amended and Restated Joint Venture Agreement among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)

+++3.5—	Articles of incorporation of Shreveport Capital Corporation. (Exhibit 3.3)

+++3.6—	Bylaws of Shreveport Capital Corporation. (Exhibit 3.4)

+++3.7—	Articles of incorporation of HWCC-Louisiana, Inc. (Exhibit 3.5)

+++3.8—	Bylaws of Hollywood Casino—Lake Charles, Inc. (now known as HWCC-Louisiana, Inc.) (Exhibit 3.6)

+++3.9—	Articles of incorporation of HCS I, Inc. (Exhibit 3.7)

+++3.10—	Bylaws of HCS I, Inc. (Exhibit 3.8)

+++3.11—	Articles of incorporation of HCS II, Inc. (Exhibit 3.9)

+++3.12—	Bylaws of HCS II, Inc. (Exhibit 3.10)

+4.1—

Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation (“SCC”) as Co-Issuers, and HWCC-Louisiana, Inc. (“HCL”), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)

+4.2—	Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)

+4.3—	Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)

+4.4—	Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)

+4.5—	Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)

+4.6—

Cash Collateral and Disbursement Agreement dated August 10, 1999 among Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)

#4.7—

First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company. (Exhibit 4.24)

+4.8	Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee. (Exhibit 4.7)

+4.9	Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)

+4.10—	Security Agreement-Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)

+4.11—	Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)

+4.12—	Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)

+4.13—	First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)

++++4.14—	Indenture dated as of June 15, 2001 among Hollywood Casino Shreveport and Shreveport Capital Corporation (“SCC”) as Issuers and State Street Bank and Trust Company, as Trustee. (Exhibit 4.1)

++++4.15—	Registration Rights Agreement, dated as of June 15, 2001, by and among Hollywood Casino Shreveport and SCC and the Initial Purchasers. (Exhibit 4.2)

++++4.16—	Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)

++++4.17—	Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)

++++4.18—	Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as Trustee. (Exhibit 4.5)

++++4.19—

Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001. (Exhibit 4.6)

++++4.20—

Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001. (Exhibit 4.7)

+10.1

Amended and Restated Federal Income Tax Sharing Agreement dated August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HWCC-Tunica, Inc., Golf, Hollywood Casino Aurora, Inc., HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)

++10.2—	Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)

+10.3—	Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)

+10.4—

Compromise Agreement, dated September 15, 1998, by and among Hilton New Orleans Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New Orleans. (Exhibit 10.7)

+10.5—

Loan and Settlement Agreement, dated January 16, 1998, by and among New Orleans Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation. (Exhibit 10.11)

+10.6—	Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River Entertainment Company, L.L.C. (Exhibit 10.12)

+10.7—	Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and QNOV. (Exhibit 10.13)

+10.8—	Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport Paddlewheels, L.L.C. (Exhibit 10.17)

+10.9—	Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18)

+10.10—	Loan Agreement dated August 10, 1999 between Shreveport Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)

+10.11—	Promissory note in the original principal amount of $1,000,000 dated August 10, 1999 made by Shreveport Paddlewheels, L.L.C., as Borrower, to HCL, as Lender. (Exhibit 10.20)

+10.12—	Security Agreement dated August 10, 1999, by Shreveport Paddlewheels, Inc., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)

+10.13—	Guaranty Agreement dated August 10, 1999, by New Orleans Paddlewheels, Inc. in favor of HCL. (Exhibit 10.22)

+10.14—	Contribution and Assumption Agreement dated July 21, 1999 among HCL, HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)

++++10.15—	Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.1)

@10.16—	Management Services Agreement dated September 22, 1998 by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.1)

@10.17—	Amendment to Management Services Agreement dated August 2, 1999 by and between Hollywood Casino Shreveport (formerly QNOV) and HWCC-Shreveport, Inc. (Exhibit 10.2)

@@10.18—	Employment Agreement dated as of October 1, 2003 by and between Hollywood Casino Shreveport and Melvyn Thomas. (Exhibit 10.3)

@@10.19—	Acknowledgement and Waiver for Employment Agreement dated October 1, 2003 by and between Hollywood Casino Shreveport and Melvyn Thomas. (Exhibit 10.4)

####10.20—	Employment Agreement dated July 1, 2002 by and between Hollywood Casino Shreveport and Tonya Tarrant. (Exhibit 10.22)

####10.21—	Employment Agreement entered into January 30, 2004, but effective as of March 1, 2003, by and between HCS I, Inc. and John C. Hull. (Exhibit 10.23)

&&&&10.22—	First Amendment to Employment Agreement effective as of April 21, 2004 by and between Hollywood Casino Shreveport and Tonya Tarrant. (Exhibit 10.1)

*10.23—	First Amendment to Employment Agreement entered into January 30, 2004, but effective as of March 1, 2003, by and between HCS I, Inc. and John C. Hull.

####14.1—	Code of Business Conduct. (Exhibit 14.1)

*31.1—	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

*31.2—	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

*32.1—	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*32.2—	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

#	Incorporated by reference from the exhibit shown in parenthesis filed in HCS’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

##	Incorporated by reference from the exhibit shown in parenthesis filed in HCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

###	Incorporated by reference to the exhibit shown in parenthesis filed in HCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 13, 1998.

####	Incorporated by reference from the exhibit shown in parenthesis filed in HCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

+

Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on October 8, 1999.

++	Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on August 13, 1999.

+++	Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on July 16, 1999.

++++	Incorporated by reference to the exhibit shown in parenthesis included in HCS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the SEC on August 10, 2001.

@	Incorporated by reference to the exhibit shown in parenthesis filed in HCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the SEC on August 16, 1999.

@@	Incorporated by reference to the exhibit shown in parenthesis filed in HCS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as filed with the SEC on November 14, 2003.

@@@	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCS on March 9, 2005.

&	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCS on September 1, 2004.

&&	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCS on October 1, 2004.

&&&	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCS on October 22, 2004.

&&&&	Incorporated by reference to the exhibit shown in parenthesis filed in HCS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 13, 2004.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD CASINO SHREVEPORT
By: HCS I, Inc., its Managing Partner

By:	/s/	John C. Hull
John C. Hull
Chairman of the Board and Chief Executive Officer

Dated:  March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Each person whose signature appears below in so signing also makes, constitutes and appoints John C. Hull his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ John C. Hull	Chairman of the Board, President, Chief Executive Officer,	March 29, 2005
John C. Hull	Treasurer, Assistant Secretary and Director (Principal Executive Officer)

/s/ Melvyn Thomas	Vice President	March 29, 2005
Melvin Thomas

/s/ Tonya Tarrant	Vice President, Chief Financial Officer and Assistant	March 29, 2005
Tonya Tarrant	Treasurer (Principal Financial and Accounting Officer)

	Director	March 29, 2005
C. Daniel Clemente *

*  C. Daniel Clemente was elected as a Director for the limited purpose of serving as an independent director on the committee charged with overseeing the sale or other disposition of the property of the Registrant.  As part of Mr. Clemente’s licensing suitability approval with Louisiana gaming authorities, it was agreed that Mr. Clemente would not take an active part in the oversight of the ongoing business activities of the Registrant.  Accordingly, for the purpose of meeting the filing requirements with the Securities and Exchange Commission, John C. Hull is acting as the sole director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHREVEPORT CAPITAL CORPORATION

By:	/s/	John C. Hull
John C. Hull
Chairman of the Board and Chief Executive Officer

Dated:  March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Each person whose signature appears below in so signing also makes, constitutes and appoints John C. Hull his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ John C. Hull	Chairman of the Board, President, Chief Executive Officer,	March 29, 2005
John C. Hull	Treasurer, Assistant Secretary and Director (Principal Executive Officer)

/s/ Tonya Tarrant	Vice President, Chief Financial Officer and Assistant	March 29, 2005
Tonya Tarrant	Treasurer (Principal Financial and Accounting Officer)

	Director	March 29, 2005
C. Daniel Clemente *

*  C. Daniel Clemente was elected as a Director for the limited purpose of serving as an independent director on the committee charged with overseeing the sale or other disposition of the property of the Registrant.  As part of Mr. Clemente’s licensing suitability approval with Louisiana gaming authorities, it was agreed that Mr. Clemente would not take an active part in the oversight of the ongoing business activities of the Registrant.  Accordingly, for the purpose of meeting the filing requirements with the Securities and Exchange Commission, John C. Hull is acting as the sole director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWCC-LOUISIANA, INC.

By:	/s/	John C. Hull
John C. Hull
Chairman of the Board and Chief Executive Officer

Dated:  March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Each person whose signature appears below in so signing also makes, constitutes and appoints John C. Hull his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ John C. Hull	Chairman of the Board, President, Chief Executive Officer,	March 29, 2005
John C. Hull	Treasurer, Assistant Secretary and Director (Principal Executive Officer)

/s/ Tonya Tarrant	Vice President, Chief Financial Officer and Assistant	March 29, 2005
Tonya Tarrant	Treasurer (Principal Financial and Accounting Officer)

	Director	March 29, 2005
C. Daniel Clemente *

*  C. Daniel Clemente was elected as a Director for the limited purpose of serving as an independent director on the committee charged with overseeing the sale or other disposition of the property of the Registrant.  As part of Mr. Clemente’s licensing suitability approval with Louisiana gaming authorities, it was agreed that Mr. Clemente would not take an active part in the oversight of the ongoing business activities of the Registrant.  Accordingly, for the purpose of meeting the filing requirements with the Securities and Exchange Commission, John C. Hull is acting as the sole director.